Form 10QSB
period 1997-06-30
CATHEL PARTNERS LTD
filed 1999-12-08
CIK 773430

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-QSB

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

     For the quarterly period ended June 30, 1997.

[ ] Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934.

                       For the transition period from to

                         Commission File Number: 2-98083-A

            CATHEL PARTNERS, LTD., 8 AVENUE C, NANUET NEW YORK 10954
             (Exact name of registrant as specified in its charter)

Delaware                                         59-2571253
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                   Identification No.)


                        68 Schraalenberg Road
                        PO Box 233
    Harrington Park, NJ  07640
                    (Address of principal executive offices)

                              (201) 784-5190
              (Registrant's telephone number, including area code)

                      B.C. Communications, Inc.
Former name, former address and former fiscal year, if changed since last report

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        Yes        No  X

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 469,203 shares of common stock outstanding.

                                     PART I
                              FINANCIAL INFORMATION

Item 1. Financial Statements

     The condensed financial statements for the period ended June 30, 1997 included herein have been prepared by Cathel Partners, Ltd. (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). In the opinion of management, the statements include all adjustments necessary to present fairly the financial position of the Company as of June 30, 1997, and the results of operations and cash flows for the six months and three months periods ended June 30, 1997 and 1996.

     The Company's results of operations during the three months of the Company's fiscal year are not necessarily indicative of the results to be expected for the full fiscal year.

     The financial statements included in this report should be read in conjunction with the financial statements and notes thereto in the Company's Annual Report on Form 10-K for the fiscal years ended December 31, 1988 and 1987.


                              CATHEL PARTNERS, LTD.
                      (FORMERLY B. C. COMMUNICATIONS, INC.)
                     (A heating system development company)
                                  BALANCE SHEET



ASSETS


                                    June  30,
                                        1997
                                   (Unaudited)
Current Assets:
   Cash                                 $ 453

 Total Assets                           $ 453



LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


Current  Liabilities:
   Accounts Payable                   $ 7,000

Stockholders Equity:
   Common Stock  $.00001 par value
   500,000,000  shares authorized
   469,203  shares issued and outstanding.
Additional paid-in capital          1,285,279
Retained (Deficit)                 (1,291,831)

 Total Stockholders' Equity (Deficit)  (6,547)

 Total Liabilities
 and Stockholders' Equity               $ 453




The accompanying Notes are an integral part of these Financial Statements.


                              CATHEL PARTNERS, LTD.
                      (FORMERLY B. C. COMMUNICATIONS, INC.)
                     (A heating system development company)
                             STATEMENT OF OPERATIONS


                                SIX MONTHS ENDED
                             JUNE 30, 1997 AND 1996


                                                    1997              1996
                                                 (Unaudited)      (Unaudited)

 Revenue                                             $ -0-          $ -0-

 Operating Expenses                                    36             36

 Net (Loss)                                          $(36)          $(36)

 Earnings per share                                 $ .00          $ .00

 Weight Average Shares Outstanding                469,203        469,203



                               THREE MONTHS ENDED
                             JUNE 30, 1997 AND 1996


                                                  1997            1996
                                                  (Unaudited)    (Unaudited)

 Revenue                                             $ -0-         $ -0-

 Operating Expenses                                    18            18

 Net (Loss)                                         $ (18)        $ (18)

 Earnings per share                                 $ .00         $ .00

 Weighted Average Shares Outstanding              469,203       469,203



The accompanying Notes are an integral part of these Financial Statements.


                              CATHEL PARTNERS, LTD.
                      (FORMERLY B.C. COMMUNICATIONS, INC.)
                     (A heating system development company)
                             STATEMENT OF CASH FLOWS


                               FOR THE SIX MONTHS
                          ENDED JUNE 30, 1997 AND 1996


                                                       1997             1996
                                                 (Unaudited)      (Unaudited)

Cash Flow from Operations:
Net (Loss)                                            $ (36)          $ (36)

 Net Cash Flow from Operations                          (36)            (36)

 Cash - Beginning                                       489             561

 Cash - Ending                                        $ 453           $ 525


                               THREE MONTHS ENDED
                             JUNE 30, 1997 AND 1996


                                                       1997            1996
                                                     (Unaudited)    (Unaudited)

Cash Flow from Operations:
Net (Loss)                                            $ (18)         $ (18)

 Net Cash Flow from Operations                          (18)           (18)

 Cash - Beginning                                       471            543

 Cash - Ending                                        $ 453          $ 525



The accompanying Notes are an integral part of these Financial Statements.

                              CATHEL PARTNERS, LTD.
                      (FORMERLY B. C. COMMUNICATIONS, INC.)
                     (A heating system development company)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1997



Note  1  -  Summary of Significant Accounting Policies

     Organization of Business - Cathel Partners, Ltd. (formerly B.C. Communication, Inc.)(the "Company") was incorporated in the state of Delaware on June 7, 1985. The Company originally intended to develop, produce, and distribute programs of a talk and interview format for commercial and pay television. The Company exhausted its funds on the incomplete production of a show and decided to seek other business opportunities which would offer growth and development.

     On February 14, 1987, the Company acquired 73.75 percent of Kinetic Systems, Inc., a Delaware corporation, which was trying to develop a closed chamber, forced hot air, liquid heating system for use in residential and commercial buildings. On March 31, 1988, pursuant to a February 14, 1987 agreement, the Company received the remaining 26.25 percent of Kinetic Systems, Inc., in exchange for 78,750,000 shares of the Companies common stock. Kinetic Systems, Inc., became a wholly owned subsidiary of the Compan y.

     On January 28, 1993, the Company sold 100 percent of the issued and outstanding shares of common stock of Kinetic Systems, Inc., to the Barrister Group, Ltd., for $100,000. The Company has been inactive since 1993.

     Earnings per Share - The net income (loss) per share is based on the weighted average number of share outstanding during the period.

     Income Taxes - Deferred income taxes are recorded to reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year end. The tax benefit to operating losses and tax credit carryforwards are recognized if management believes, based on available evidence, that is more likely than not that they will be realized. Investment tax credits are accounted for under the flow-through method.

     Anticipated Effect of Recently Issued Statements of Financial Accounting Standards - The Company does not expect the effect of recently issued Financial Accounting Standards, when adopted, to have a material impact on its financial statements and results of operations.

                              CATHEL PARTNERS, LTD.
                      (FORMERLY B. C. COMMUNICATIONS, INC.)
                     (A heating system development company)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1997



Note  2  -  Income Taxes

     The Company has a net operating loss carryforward of $1,125,062 which expires from 2001 through 2011.


Note  3  -  Stockholders' Equity

     In September, 1985, the Company sold 25,000,000 units at $.01 per unit in a public offering, each unit consisting of one share of common stock and two redeemable warrants. The redeemable warrants were exerciseable at $.015 per share of common stock. 49,423,000 warrants were exercised resulting in net proceeds to the Company of $741,344.

     On February 14, 1987, the Company exchanged 221,250,000 shares of common stock in exchange for 73.75 percent of the common stock of Kinetic Systems, Inc.

     On April 14, 1988, the Company's Board of Directors amended an agreement with Mr. Eugene Perkins, inventor of Kinetic Systems, Inc. heating systems, and in lieu of cash, issued to Mr. Perkins 20,000,000 shares of restricted shares of common stock valued at $350,000 for additional research and development of the heating system.

     On March 31, 1988, pursuant to a February 14, 1987 agreement, the Company issued 78,750,000 shares of common stock in exchange for the remaining 26.25 percent of Kinetic Systems, Inc.

     In 1995, the Company recorded a 1,000 for 1 reverse stock split reducing the number of shares outstanding to 469,203.


Note  4  -  Going Concern

     The Company has experienced operating loss of $1,291,831 since inception. The Company needs to acquire a company or raise capital if it is to continue as a going concern.

Item 2. Management's Discussion and Analysis or Plan of Operation

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS for the Six months ended June 30, 1997 and 1996
                ------------------------------------------------

Results of Operations

     For the six months ended June 30, 1997 as compared to the six months ended June 30, 1996.

     The company has remained inoperative. Revenue and earnings per share remained $-0- for both the six months ended June 30, 1997 and 1996. The activities of the Company during the six months ended June 30, 1996 and 1997 consisted of preparing and filing corporate income tax returns and filings for the Securities and Exchange Commission.

Liquidity And Capital Resources for the three months ended June 30, 1997.

     As of June 30, 1996, the Company's net cash flow from operations was a loss of $18 which was consistent with the Company's net cash flow from operations for the three months ended June 30, 1996.

     The Company has experienced an operating loss of $1,291,831 since its inception, and needs to acquire a company or raise capital if it is to continue as a going concern.

                                     PART II
                                OTHER INFORMATION

Item 1. Legal Proceedings.

     No legal proceedings were brought, are pending or are threatened during the quarter.


Item 2. Changes in Securities

     None

Item 3. Defaults upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security-Holders

     None.

Item 5. Other information

 None.

Item 6. Exhibits and Reports on Form 8-K

 No 8-K has been filed.



                                   SIGNATURES



     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                         Cathel Partners, Ltd.
                                  (Registrant)

                                  By: /s/ ROBERT SCHUCK
                                      ------------------
                                       ROBERT SCHUCK
                                       PRESIDENT


 Dated: December 6, 1999