Form 10KSB
period 1997-12-31
CATHEL PARTNERS LTD
filed 1999-12-08
CIK 773430

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                Annual Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934
                   For the fiscal year ended December 31, 1997

                        Commission File Number 2-98083-A

                              CATHEL PARTNERS, LTD.
             (Exact name of registrant as specified in its charter)

        DELAWARE                            59-2571253
(State of Incorporation)   (I.R.S. Employer Identification Number)

68 Schraalenberg Road, PO Box 233,
Harrington Park, NJ                                    07640
(Address of Principal Executive Office)              (Zip Code)

Registrant's telephone number, with area code: (201) 784-5190

         Securities registered pursuant to Section 12(b) of the Act:
                  None

         Securities registered pursuant to Section 12(g) of the Act:
                  Common stock of $.00001 par value per share

         Indicate by, check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No X

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

         State Issuer's Revenues for its most recent fiscal year. $-0-

     Aggregate market value of the voting stock held by non-affiliates of registrant: $0 as of December 31, 1997

         Number of shares outstanding as of December 31, 1997: 469,203

         Documents incorporated by reference: Exhibits contained in the Form 10-KSB for the year ended December 31, 1989.

Part I.

Item 1   DESCRIPTION OF BUSINESS

                               GENERAL DEVELOPMENT

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

         The Company has a net operating loss carryforward of $1,125,062 which expires from 2001 through 2012.

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

     In November, 1995, the Company, by amendment to its certificate of incorporation, changed its name to cathel Partners, Ltd.

         The  Company  has  experienced   operating  loss  of  $1,291,867  since
inception. The Company needs to acquire a company or raise capital if it is to continue as a going concern.

Item 2.  DESCRIPTION OF PROPERTY

         The Company's President and Director, Robert Schuck, provides the Company with limited office space in his offices at no charge.

Item 3.  LEGAL PROCEEDINGS

         There are no material pending legal actions involving the Company.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Registrant submitted no matters to a vote of its security holders during its fiscal year ended December 31, 1997.


Part II.

Item 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         (a)      The Company's Common Stock has not been traded since 1993.

         (b) As of December 31, 1997, there were approximately 832 holders of the Company's Common Stock.

         (c) No dividends were paid during the fiscal year ending Dec. 31, 1997.


Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OR PLAN OF OPERATION

Financial Condition

         During 1997 the Company was inactive, as it was in 1996. Therefore no changes have occurred in the Company's financial condition. The minor expenses have been paid by the President of the Company, and he will continue to do so until such time as a company is acquired or capital is raised.

ITEM 7.  FINANCIAL STATEMENTS

         The financial statements are attached hereto at page 8.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

         The Company did not change accountants for the fiscal year ending 1997.

Part III.

ITEM 9.  DIRECTORS,   EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS  OF
         REGISTRANT

Name                                Age              Position

Robert N. Schuck           62               President and Director

Harold J. Reisner          51               Vice President and Director

Herbert Maslo              61               Director


Robert Schuck. Mr. Schuck has been President and a Director of the Company since February 1987 and has been Secretary-Treasurer of HITK Corporation ("HITK") since September 1985, and a President and Director of a number of portfolio companies of HITK. From 1966 to January 1985 he was employed by Solar Turbines, Inc., a subsidiary of Caterpillar Tractor Sales and Service Manager. Prior to that he was employed by New York Shipbuilding as a nuclear power generator test engineer; and he was in the United States Air Force and New Jersey Air National Guard specializing as a jet engine technician.

Harold J. Reisner. Mr. Reisner has been Vice President and a Director of the Company since February 1987 and has been a Director and Vice President of SF Systems, Inc. (a public company) since April 1985. Dr. Reisner has been primarily engaged in the private practice of dentistry under the corporate name of Reisner, Russ, Russano, Sherman Associates, P.A. from 1970 until approximately 1994. In 1994, Dr. Reisner became an officer of Executive Telecard, Ltd. and has held that position since. Dr. Reisner received his Doctor of Dental Surgery from New York University College of Dentistry in 1970. Dr. Reisner currently devotes an insignificant portion of his time to the Company's day to day business activities.

Herbert Maslo. Herbert Maslo has been a Director of the Company since March 1994. In March 1990, he became a director and President of Power Tech Systems, Inc. Prior to that, Mr. Maslo had retired from New York Telephone, a division of Nynex, after 23 years where he held various engineering positions including central office planning, installations and engineering as a project manager. Mr. Maslo holds a B.A. degree in Mechanical Engineering from the Newark College of Engineering.


ITEM 10. EXECUTIVE COMPENSATION

         No compensation was paid to any officer or director of the Company during the fiscal year ending December 31, 1997.

Item 11. SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL OWNERS

         The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of December 31, 1997, of each officer or director of the Company, by each person or firm who owns more than 5% of the Company's outstanding shares and by all officers and directors of the Company as a group.




                                    Number of                           Percentage
Name                                Shares                              of shares
                                    Owned                               owned

Robert Schuck                       200                                0.001


Harold Reisner                      5,375                              1.31%


Herbert Maslo                       0                                  0



Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         There were no related party transactions in the fiscal year ended December 31, 1997.

Item 13. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K

                  (a) All required exhibits are incorporated herein by reference from the Company's Form 10-KSB filed for the year ending December 31, 1989.

                  (b) No Financial Statement Scheduled or reports on Form 8-K are required to be filed herewith.

                                                         SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



DATE:  December 6, 1999              By:    /s/  Robert Schuck
                                       --------------------------------
                                            ROBERT SCHUCK
                                            President
                                            Director

                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and dates indicated.




DATE:  December 6, 1999              By:    /s/  Robert Schuck
                                       --------------------------------
                                           ROBERT SCHUCK
                                           President
                                           Director

                                  LOUIS B. FOX
                           CERTIFIED PUBLIC ACCOUNTANT
                                 5 AMANDA COURT
                             MONSEY, NEW YORK 10952
                               TEL (914) 369 6711
                               FAX (914) 357 1372


         To the Board of Directors and Stockholders of Cathel Partners, Ltd.

         I have audited the accompanying balance sheet of Cathel Partners, Ltd. (the "Company") as of December 31, 1997, and the related statements of operations, stockholders' equity, and cash flows for the years ended December 31, 1997 and 1996. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

         I conducted by audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

         In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cathel Partners, Ltd. at December 31, 1997, and the results of its operations and its cash flows for the years ended December 31, 1997 and 1996, in conformity with generally accepted accounting principles.

     As discussed in Note 4, certain conditions indicate that the Company may be unable to continue as a going concern. The accompanying Financial Statements do not include any adjustments to the Financial Statements that might be necessary should the Company be unable to continue as a going concern.



   /s/ Louis B. Fox
Louis B. Fox, CPA


June 29, 1999
Monsey, New York



                              CATHEL PARTNERS, LTD.
                      (FORMERLY B.C. COMMUNICATIONS, INC.)
                          (A development stage company)
                                  BALANCE SHEET


                                     ASSETS



                                                                                December 31,
                                                                                1997

Current Assets:
   Cash                                                                         $ 417
                                                                                -----

         Total Assets                                                           $ 417
                                                                                =====



                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


Current  Liabilities:
   Accounts Payable                                                           $ 7,000

Stockholders Equity:
   Common Stock  $.00001 par value
   500,000,000  shares authorized
   469,203  shares issued and outstanding.
Additional paid-in capital                                                  1,285,279
Retained (Deficit)                                                         (1,291,867)

         Total Stockholders' Equity (Deficit)                                  (6,583)

         Total Liabilities and Stockholders' Equity                             $ 417
                                                                                =====

The accompanying Notes are an integral part of these Financial Statements.



                              CATHEL PARTNERS, LTD.
                      (FORMERLY B.C. COMMUNICATIONS, INC.)
                          (A development stage company)
                             STATEMENT OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 1997 AND 1996





                                                              1997              1996
                                                              ---------         ----

         Revenue                                                 $ -            $ -

         Operating Expenses                                       72             72
                                                                  --             --

         Net (Loss)                                             $(72)          $(72)
                                                                =====          =====

         Earnings per share                                    $ .00          $ .00
                                                                =====          =====

         Weight Average Shares Outstanding                   469,203        469,203






The accompanying Notes are an integral part of these Financial Statements.



                              CATHEL PARTNERS, LTD.
                      (FORMERLY B.C. COMMUNICATIONS, INC.)
                          (A development stage company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996




                                         Common Stock            Additional          Retained
                                                                 Paid-In             Earnings
                                       Shares        Amount      Capital             (Deficit)
                                       ------        -------     ----------          ----------

Balance - January 1, 1996               469,432        $ 5        $1,285,279         $(1,291,723)


Net (Loss) year ended
December 31, 1996                                                                            (72)
                                        -------      --------     -----------         -----------
Balance-December 31,1996                469,632          5         1,285,279          (1,291,795)


Net (Loss) year ended
December 31, 1997                                                                            (72)
                                        -------      --------     -----------         -----------
Balance-December 31,1997                469,432          5         1,285,279          (1,291,867)




The accompanying Notes are an integral part of these Financial Statements.


                              CATHEL PARTNERS, LTD.
                      (FORMERLY B.C. COMMUNICATIONS, INC.)
                          (A development stage company)
                             STATEMENT OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996





                                                                  1997                      1996
                                                              ----------                ----------

Cash Flow from Operations:
Net Loss                                             $ (72)                           $ (72)
                                                     ------                           ------

         Net Cash Flow from Operations                 72                                72
                                                     ----                                --

         Cash - Beginning                              489                               561
                                                       ---                               ---

         Cash - Ending                               $ 417                              $ 489
                                                     =====                              =====




The accompanying Notes are an integral part of these Financial Statements.

                              CATHEL PARTNERS, LTD.
                      (FORMERLY B. C. COMMUNICATIONS, INC.)
                          (A development stage company)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1997



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

                              CATHEL PARTNERS, LTD.
                      (FORMERLY B.C. COMMUNICATIONS, INC.)
                          (A development stage company)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1997



Note  2  -  Income Taxes

     The Company has a net operating loss carryforward of $1,125,062 which expires from 2001 through 2012.


Note  3  -  Stockholders' Equity

     In September, 1985, the Company sold 25,000,000 units at $.01 per unit in a public offering, each unit consisting of one share of common stock and two redeemable warrants. The redeemable warrants were exerciseable at $.015 per share of common stock. 49,423,000 warrants were exercised resulting in net proceeds to the Company of $741,344.

     On February 14, 1987, the Company exchanged 221,250,000 shares of common stock in exchange for 73,75 percent of the common stock of Kinetic Systems, Inc.

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

     The Company has experienced operating loss of $1,291,867 since inception. The Company needs to acquire a company or raise capital if it is the continue as a going concern.