Form 10QSB
period 1998-03-31
CATHEL PARTNERS LTD
filed 1999-12-08
CIK 773430

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-QSB

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

     For the quarterly period ended March 31, 1998

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

                                     PART I
                              FINANCIAL INFORMATION

Item 1. Financial Statements

     The condensed financial statements for the period ended March 31, 1998 included herein have been prepared by Cathel Partners, Ltd. (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). In the opinion of management, the statements include all adjustments necessary to present fairly the financial position of the Company as of March 31, 1998, and the results of operations and cash flows for the three months period ended March 31, 1998 and 1997.

     The Company's results of operations during the three months of the Company's fiscal year are not necessarily indicative of the results to be expected for the full fiscal year.

     The financial statements included in this report should be read in conjunction with the financial statements and notes thereto in the Company's Annual Report on Form 10-K for the fiscal years ended December 31, 1997 and 1988.


                              CATHEL PARTNERS, LTD.
                      (FORMERLY B. C. COMMUNICATIONS, INC.)
                     (A heating system development company)
                                  BALANCE SHEET



ASSETS


                                    March 31,
                                        1998
                                   (Unaudited)
Current Assets:
   Cash                                 $ 399

 Total Assets                           $ 399



LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


Current  Liabilities:
   Accounts Payable                   $ 7,000

Stockholders Equity:
   Common Stock  $.00001 par value
   500,000,000  shares authorized
   469,203  shares issued and outstanding.
Additional paid-in capital          1,285,279
Retained (Deficit)                 (1,291,885)

 Total Stockholders' Equity (Deficit)  (6,601)

 Total Liabilities
 and Stockholders' Equity               $ 399




The accompanying Notes are an integral part of these Financial Statements.


                              CATHEL PARTNERS, LTD.
                      (FORMERLY B. C. COMMUNICATIONS, INC.)
                     (A heating system development company)
                             STATEMENT OF OPERATIONS


                             THREE MONTHS ENDED
                          MARCH 31, 1998 AND 1997


                                                    1998              1997
                                                 (Unaudited)      (Unaudited)

 Revenue                                             $ -0-          $ -0-

 Operating Expenses                                    18             18

 Net (Loss)                                          $(18)          $(18)

 Earnings per share                                 $ .00          $ .00

 Weight Average Shares Outstanding                469,203        469,203





The accompanying Notes are an integral part of these Financial Statements.


                              CATHEL PARTNERS, LTD.
                      (FORMERLY B.C. COMMUNICATIONS, INC.)
                     (A heating system development company)
                             STATEMENT OF CASH FLOWS


                               FOR THE THREE MONTHS
                        ENDED MARCH 31, 1998 AND 1997


                                                       1997             1996
                                                 (Unaudited)      (Unaudited)

Cash Flow from Operations:
Net (Loss)                                            $ (18)          $ (54)

 Net Cash Flow from Operations                          (18)            (54)

 Cash - Beginning                                       417             489

 Cash - Ending                                        $ 399           $ 471




The accompanying Notes are an integral part of these Financial Statements.

                              CATHEL PARTNERS, LTD.
                      (FORMERLY B. C. COMMUNICATIONS, INC.)
                     (A heating system development company)
                          NOTES TO FINANCIAL STATEMENTS
                                  MARCH 31, 1998



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

                              CATHEL PARTNERS, LTD.
                      (FORMERLY B. C. COMMUNICATIONS, INC.)
                     (A heating system development company)
                          NOTES TO FINANCIAL STATEMENTS
                               MARCH 31, 1998



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

     The Company has experienced operating loss of $1,291,885 since inception. The Company needs to acquire a company or raise capital if it is to continue as a going concern.

Item 2. Management's Discussion and Analysis or Plan of Operation

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                for the Three months ended March 31, 1998 and 1997
                ------------------------------------------------

Results of Operations

     For the three months ended March 31, 1998 as compared to the three months ended March 31, 1997.

     The company has remained inoperative. Revenue and earnings per share remained $-0- for both the three months ended March 31, 1998 and 1997. The activities of the Company during the three months ended March 31, 1997 and 1998 consisted of preparing and filing corporate income tax returns and filings for the Securities and Exchange Commission.

     Liquidity And Capital Resources for the three months ended March 31, 1998.

     As of March 31, 1998, the Company's net cash flow from operations was a loss of $18 which was consistent with the Company's net cash flow from operations for the three months ended March 31, 1997.

     The Company has experienced an operating loss of $1,291,885 since its inception, and needs to acquire a company or raise capital if it is to continue as a going concern.

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