Form 10KSB/A
period 1997-12-31
CATHEL PARTNERS LTD
filed 1999-12-09
CIK 773430

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




DATE:  December 6, 1999              By:    /s/  Robert Schuck
                                       --------------------------------
                                           ROBERT SCHUCK
                                           President
                                           Director

                               SANFORD H. FEIBUSCH
                           CERTIFIED PUBLIC ACCOUNTANT
                                9 CARPENTER COURT
                             MONSEY, NEW YORK 10952
                                 (914) 368 2397
                               FAX (914) 368 4110


Board of Directors and Stockholders
Cathel Partners, Ltd.

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



   /s/Sanford H. Feibusch
Sanford H. Feibusch, CPA


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