Form 10KSB
period 1998-12-31
CATHEL PARTNERS LTD
filed 1999-12-22
CIK 773430

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                Annual Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934
                   For the fiscal year ended December 31, 1998

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

     Aggregate market value of the voting stock held by non-affiliates of registrant: $0 as of December 31, 1998

     Number of shares outstanding as of December 31, 1998: 469,203

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

         The Company has a net operating loss carryforward of $1,125,134 which expires from 2001 through 2013.

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

         The  Company  has  experienced   operating  loss  of  $1,291,939  since
inception. The Company needs to acquire a company or raise capital if it is to continue as a going concern.

Item 2.  DESCRIPTION OF PROPERTY

         The Company's President, Robert Schuck, provides the Company with limited office space in his offices at no charge.

Item 3.  LEGAL PROCEEDINGS

         There are no material pending legal actions involving the Company.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Registrant submitted no matters to a vote of its security holders during its fiscal year ended December 31, 1998.


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



Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OR PLAN OF OPERATION

Financial Condition

During 1998 the Company was inactive, as it was in 1997. Therefore no changes have occurred in the Company's financial condition. The minor expenses have been paid by the President of the Company, and he will continue to do so until such time as a company is acquired or capital is raised.

ITEM 7.  FINANCIAL STATEMENTS

The financial statements are attached hereto at page 8.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company did not change accountants for the fiscal year ending 1998.

Part III.

ITEM 9.  DIRECTORS,   EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL
         PERSONS  OF REGISTRANT

Name                       Age              Position

Robert N. Schuck           62               President and Director

Herbert Maslo              61               Director

John J. Gitlin             56               Vice President, Secretary and Director

     Robert Schuck. Mr. Schuck has been President and a Director of the Company since February 1987. In addition, Mr. Schuck is an officer and/or director of various affiliates of the Company. Mr. Schuck has been a director of Power Tech Systems, Inc. since September 1988. He has been Executive Vice President and a director of Telecard Ltd. from 1989 to 1997, and is President and a director of HITK Corporation ("HITK"), a publicly-held corporation which holds 53.27% of the issued and outstanding shares of the Company.

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

John Gitlin. John Gitlin has been an officer and a director of the Company since May 1998. From 1978 to 1982, Mr. Gitlin held the position of staff attorney with the United States Department of Justice, Antitrust Division. From 1982 through April of 1994, he was a partner in the law firm of Fischer, Gitlin & Sanger in Dallas, Texas. From May 1994 to 1997, Mr. Gitlin held the position of Secretary with Executive Telecard, Ltd. From October 1997, Mr. Gitlin has been an officer of HITK Corporation and a director of HITK since January 1997.

ITEM 10. EXECUTIVE COMPENSATION

         No compensation was paid to any officer or director of the Company during the fiscal year ending December 31, 1998.

Item 11. SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL OWNERS

         The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of December 31, 1998, of each officer or director of the Company, by each person or firm who owns more than 5% of the Company's outstanding shares and by all officers and directors of the Company as a group.



                                Number of                           Percentage
Name                            Shares                              of shares
                                Owned                               owned

Robert Schuck(3)                   200                                0.001
85 Norwood
Norwood, NJ 07648

Herbert Maslo                       0                                  0


John Gitlin(2)                      0                                  0
3008 Falls Church Lane
Mesquitte, Texas 75149

HITK Corporation(1)               269,
63 Schraelenburg Rd.
Harrington Park, NJ


(1) As of July, 1999, Messrs. Schuck and Gitlin are holders of the majority interest in HITK Corporation, and therefore have control over that corporation.

(2) In July, 1999 HITK Corporation ('HITK') entered into agreements whereby John Gitlin, who was owed approximately $155,000 in legal fees by HITK, got paid $140,000 and 500,000 restricted shares of HITK. This agreement was subject to the issuance of an opinion which HITK got on December 17, 1999.

(3) In July, 1999 HITK Corporation ('HITK') entered into agreements whereby Robert Schuck, who was owed approximately $1,040,000 in fees by HITK for back salary pursuant to a plan of reorganization approved for HITK in a bankruptcy proceeding which commenced in 1989, lowered the debt by $24,000 in exchange for 1,600,000 restricted shares of HITK. This agreement was subject to the issuance of an opinion which HITK received on December 17, 1999.


Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         There were no related party transactions in the fiscal year ended December 31, 1998.

Item 13. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K

                  (a) All required exhibits are incorporated herein by reference from the Company's Form 10-KSB filed for the year ending December 31, 1990.

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



DATE:  December 12, 1999              By:    /s/  Robert Schuck
                                       --------------------------------
                                                              ROBERT SCHUCK
                                                              President
                                                              Director

                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and dates indicated.




DATE:  December 12, 1999              By:    /s/  Robert Schuck
                                       --------------------------------
                                                              ROBERT SCHUCK
                                                              President
                                                              Director

                                SANFORD H. FEIBUSCH
                           CERTIFIED PUBLIC ACCOUNTANT
                                9 CARPENTER COURT
                             MONSEY, NEW YORK 10952
                                 (914) 368 2397
                               FAX (914) 368 4110


Board of Directors and Stockholders
Cathel Partners, Ltd.

     I have audited the accompanying balance sheet of Cathel Partners, Ltd. as of December 31, 1998, and the related statements of operations, stockholders' equity, and cash flows for the years ended December 31, 1998 and 1997. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

         In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cathel Partners, Ltd. at December 31, 1998, and the results of its operations and its cash flows for the years ended December 31, 1998 and 1997, in conformity with generally accepted accounting principles.

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



   /s/Sanford H. Feibusch
Sanford H. Feibusch, CPA


June 29, 1999
Monsey, New York


                              CATHEL PARTNERS, LTD.
                      (FORMERLY B.C. COMMUNICATIONS, INC.)
                          (A development stage company)
                                  BALANCE SHEET


ASSETS
                                                                                December 31,
                                                                                1998

Current Assets:
   Cash                                                                         $ 345
                                                                                -----

         Total Assets                                                           $ 345
                                                                                =====



                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


Current  Liabilities:
   Accounts Payable                                                           $ 7,000

Stockholders Equity:
   Common Stock  $.00001 par value
   500,000,000  shares authorized
   469,203  shares issued and outstanding.
Additional paid-in capital                                                  1,285,279
Retained (Deficit)                                                         (1,291,939)
                                                                         -------------

         Total Stockholders' Equity (Deficit)                                  (6,655)

         Total Liabilities and Stockholders' Equity                             $ 345
                                                                                =====




The accompanying Notes are an integral part of these Financial Statements.



                              CATHEL PARTNERS, LTD.
                      (FORMERLY B.C. COMMUNICATIONS, INC.)
                          (A development stage company)
                             STATEMENT OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 1998 AND 1997





                                                              1998              1997
                                                              ----              ----

         Revenue                                              $ -0-            $ -0-

         Operating Expenses                                     72                72
                                                                --                --

         Net (Loss)                                           $(72)             $(72)
                                                              =====             =====

         Earnings per share                                  $ .00             $ .00
                                                              =====             =====

         Weight Average Shares Outstanding                 469,203           469,203


The accompanying Notes are an integral part of these Financial Statements.


                              CATHEL PARTNERS, LTD.
                      (FORMERLY B.C. COMMUNICATIONS, INC.)
                          (A development stage company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997





                                         Common Stock            Additional          Retained
                                                                 Paid-In             Earnings
                                       Shares        Amount      Capital             (Deficit)
                                       ------        -------     ----------          ----------

Balance - January 1, 1997               469,432        $ 5        $1,285,279         $(1,291,723)


Net (Loss) year ended
December 31, 1997                                                                            (72)
                                        -------      --------     -----------         -----------
Balance-December 31,1997                469,632          5         1,285,279          (1,291,795)


Net (Loss) year ended
December 31, 1998                                                                            (72)
                                        -------      --------     -----------         -----------
Balance-December 31,1998                469,432          5         1,285,279          (1,291,867)




The accompanying Notes are an integral part of these Financial Statements.


                              CATHEL PARTNERS, LTD.
                      (FORMERLY B.C. COMMUNICATIONS, INC.)
                          (A development stage company)
                             STATEMENT OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997



                                                      1998                     1997
                                                     ------                   ------

Cash Flow from Operations:
Net Loss                                             $ (72)                $ (72)
                                                     ------                ------

         Net Cash Flow from Operations                 72                     72
                                                     ----                    --

         Cash - Beginning                              417                   489
                                                       ---                   ---

         Cash - Ending                               $ 345                 $ 417
                                                     =====                 =====



The accompanying Notes are an integral part of these Financial Statements.


                              CATHEL PARTNERS, LTD.
                      (FORMERLY B. C. COMMUNICATIONS, INC.
                          (A development stage company)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1998



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

                              CATHEL PARTNERS, LTD.
                      (FORMERLY B.C. COMMUNICATIONS, INC.)
                          (A development stage company)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1998



Note  2  -  Income Taxes

The Company has a net operating loss carryforward of $1,125,134 which expires from 2001 through 2013.


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

The Company has experienced operating loss of $1,291,939 since inception. The Company needs to acquire a company or raise capital if it is to continue as a going concern.