Form 10QSB
period 1999-09-30
CATHEL PARTNERS LTD
filed 1999-12-22
CIK 773430

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-QSB

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

     For the quarterly period ended September 30, 1999

[ ] Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934.

                       For the transition period from to

                         Commission File Number: 2-99083-A

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

                                     PART I
                              FINANCIAL INFORMATION

Item 1. Financial Statements

     The condensed financial statements for the period ended September 30, 1999 included herein have been prepared by Cathel Partners, Ltd. (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). In the opinion of management, the statements include all adjustments necessary to present fairly the financial position of the Company as of September 30, 1999, and the results of operations and cash flows for the six months and three months periods ended September 30, 1999 and 1997.

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


                              CATHEL PARTNERS, LTD.
                      (FORMERLY B. C. COMMUNICATIONS, INC.)
                     (A heating system development company)
                                  BALANCE SHEET



ASSETS


                                    September 30,
                                        1999
                                   (Unaudited)
Current Assets:
   Cash                                 $ 291

 Total Assets                           $ 291



LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


Current  Liabilities:
   Accounts Payable                   $ 7,000

Stockholders Equity:
   Common Stock  $.00001 par value
   500,000,000  shares authorized
   469,203  shares issued and outstanding.
Additional paid-in capital          1,285,279
Retained (Deficit)                 (1,291,993)

 Total Stockholders' Equity (Deficit)  (6,709)

 Total Liabilities
 and Stockholders' Equity               $ 291




The accompanying Notes are an integral part of these Financial Statements.


                              CATHEL PARTNERS, LTD.
                      (FORMERLY B. C. COMMUNICATIONS, INC.)
                     (A heating system development company)
                             STATEMENT OF OPERATIONS


                             NINE MONTHS ENDED
                          SEPTEMBER 30, 1999 AND 1998


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



                               THREE MONTHS ENDED
                             SEPTEMBER 30, 1999 AND 1998


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


                              CATHEL PARTNERS, LTD.
                      (FORMERLY B.C. COMMUNICATIONS, INC.)
                     (A heating system development company)
                             STATEMENT OF CASH FLOWS


                               FOR THE NINE MONTHS
                        ENDED SEPTEMBER 30, 1999 AND 1998


                                                       1999             1998
                                                 (Unaudited)      (Unaudited)

Cash Flow from Operations:
Net (Loss)                                            $ (54)          $ (54)

 Net Cash Flow from Operations                          (54)            (54)

 Cash - Beginning                                       345             417

 Cash - Ending                                        $ 291           $ 363


                               THREE MONTHS ENDED
                           SEPTEMBER 30, 1999 AND 1998


                                                       1999            1998
                                                     (Unaudited)    (Unaudited)

Cash Flow from Operations:
Net (Loss)                                            $ (18)         $ (18)

 Net Cash Flow from Operations                          (18)           (18)

 Cash - Beginning                                       309            381

 Cash - Ending                                        $ 291          $ 363



The accompanying Notes are an integral part of these Financial Statements.

                              CATHEL PARTNERS, LTD.
                      (FORMERLY B. C. COMMUNICATIONS, INC.)
                     (A heating system development company)
                          NOTES TO FINANCIAL STATEMENTS
                                  SEPTEMBER 30, 1999



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

     On February 14, 1987, the Company acquired 73.75 percent of Kinetic Systems, Inc., a Delaware corporation, which was trying to develop a closed chamber, forced hot air, liquid heating system for use in residential and commercial buildings. On March 31, 1988, pursuant to a February 14, 1988 agreement, the Company received the remaining 26.25 percent of Kinetic Systems, Inc., in exchange for 78,750,000 shares of the Companies common stock. Kinetic Systems, Inc., became a wholly owned subsidiary of the Company.

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

     In January 1995, the Company recorded a 1,000 for 1 reverse stock split reducing the number of shares outstanding to 469,203.


Note  4  -  Going Concern

     The Company has experienced operating loss of $1,291,921 since inception. The Company needs to acquire a company or raise capital if it is to continue as a going concern.

Item 2. Management's Discussion and Analysis or Plan of Operation

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS for the nine months ended June 30, 1999 and 1998
                ------------------------------------------------

Results of Operations

     For the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998.

     The company has remained inoperative. Revenue and earnings per share remained $-0- for both the nine months ended September 30, 1999 and 1998. The activities of the Company during the nine months ended September 30, 1998 and 1999 consisted of preparing and filing corporate income tax returns and filings for the Securities and Exchange Commission.

     Liquidity And Capital Resources for the three months ended September 30, 1999.

     As of September 30, 1999, the Company's net cash flow from operations was a loss of $18 which was consistent with the Company's net cash flow from operations for the three months ended September 30, 1998.

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