Form 10QSB
period 2000-09-30
CATHEL PARTNERS LTD
filed 2001-05-17
CIK 773430

<

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                   FORM 10-QSB

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934.

    For the quarterly period ended September 30, 2000

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

     [X] Yes [ ] No


     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 16, 2001, there were 1,609,374 shares of common stock outstanding.

CATHEL PARTNERS, LTD.
SEPTEMBER 30, 2000 QUARTERLY REPORT ON FORM 10-QSB
TABLE OF CONTENTS

                                                                     Page Number

Special Note Regarding Forward Looking Information............................ 1

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements...................................................1
Item 2. Management's Discussion and Analysis of Financial Condition and
         Results of Operations............................................... .8
Item 3. Quantitative and Qualitative Disclosures About Market Risk........... 10

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.................................................... 11
Item 2. Changes in Securities and Use of Proceeds............................ 11
Item 3. Defaults Upon Senior Securities...................................... 11
Item 4. Submission of Matters to a Vote of Security Holders.................. 11
Item 5. Other Information.................................................... 11
Item 6. Exhibits and Reports on Form 8-K..................................... 11


SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended September 30, 2000 discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in "Management's Discussion and Analysis of Financial Condition and Results of Operations".


     In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

                         PART I -- FINANCIAL INFORMATION
STATEMENTS

Balance Sheet as of September 30, 2000 and December 31, 1999...................2
Statement of Operations for the three months and six months
    ended September 30, 2000 and 1999......................................... 3
Statement of Cash Flows for the six months ended September 30, 2000 and 1999.. 4 Statement of Stockholders' Equity for the six months ended September 30, 2000..5
Notes to Consolidated Financial Statements.................................... 6


Item 1. Financial Statements

     The condensed financial statements for the period ended September 30, 2000 included herein have been prepared by Cathel Partners, Ltd. (our "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). In the opinion of management, the statements include all adjustments necessary to present fairly the financial position of our company as of September 30, 2000, and the results of operations and cash flows for the six months and three months periods ended September 30, 1999 and 1998.

     Our company's results of operations during the three months of our fiscal year are not necessarily indicative of the results to be expected for the full fiscal year.

     The financial statements included in this report should be read in conjunction with the financial statements and notes thereto in our Annual Report on Form 10-K for the fiscal years ended December 31, 1998 and 1999.

                              CATHEL PARTNERS, LTD.
                          (a development stage company)
                                  BALANCE SHEET


                                                                                                      September 30,
                                                                                     December 31,         2000
                                                                                        1999          Unaudited
                                                                                      ---------      --------------

                                     Assets
Current assets
    Cash                                                                                 $273             $231
                                                                                         ----             ----
    Total current assets                                                                 273               231


Total assets                                                                             $273             $231
                                                                                         ====             ====


                      Liabilities and Stockholders' Equity

Current liabilities
    Accounts payable and accrued expenses                                             $19,771          $15,933
                                                                                      --------           -----
    Total current liabilities                                                          19,771           15,933


Stockholders' equity
    Common Stock authorized 500,000,000 shares, $0.00001 par value each.                   5               16
At December 31, 1999 and September 30, 2000, there are 469,374 and
1,609,374 shares outstanding respectively .
Additional paid in capital                                                         1,285,279        1,301,468
Deficit accumulated during the development stage                                  (1,304,782)      (1,317,186)
                                                                                  -----------       ----------


Total stockholders' equity                                                           (19,498)         (15,702)
                                                                                     --------          -------
Total liabilities and stockholders' equity                                              $273             $231
                                                                                       =====             ====






The accompanying Notes are an integral part of these Financial Statements.

                              CATHEL PARTNERS, LTD.
                          (a development stage company)
                             STATEMENT OF OPERATIONS


                                            For the For the                                                      For the period
                                             three months     three months     For the nine     For the nine     from inception
                                                ended            ended         months ended     months ended     June 7, 1985, to
                                             September 30,    September 30,     September 30,   September 30,      September 30,
                                                 1999            2000              1999             2000               2000
                                              Unaudited        Unaudited          Unaudited       Unaudited          Unaudited
                                           ---------------  --------------      -----------     -------------     ---------------



Revenue                                          $-0-            $-0-             $-0-               $-0-               $-0-

Costs of goods sold                               -0-             -0-              -0-                -0-                -0-
                                                ------           ------          ------             ------              -----

Gross profit                                      -0-              -0-             -0-                 -0-               -0-

Operations:
  General and administrative                     4,572            3,762           6,768              11,204          1,315,986
  Issuance of shares of common stock as                                                               1,200              1,200
non cash compensation for officer's
compensation
  Depreciation and amortization                   -0-              -0-             -0-                  -0-               -0-
                                                 ------           ------          -----                 -----             -----
Total expense                                    4,572            3,762           6,768               12,404         1,317,186

Loss from operations                            (4,572)          (3,762)         (6,768)             (12,404)        (1,317,186)



Net income (loss)                              $(4,572)          $(3,762)       $(6,768)            $(12,404)        $(1,317,186)
                                               ========          ========       ========            =========        ============

Net income (loss) per share -basic              $(0.00)           $(0.00         $(0.00)              $(0.00)
                                                =======          =========       ======               =======
Number of shares outstanding-basic              469,374          2,624,317       469,374           2,624,317
                                               ========          ==========      =======              ========




The accompanying Notes are an integral part of these Financial Statements.

                              CATHEL PARTNERS, LTD.
                          (a development stage company)
                             STATEMENT OF CASH FLOWS


                                                                                                                    For the period
                                                                               For the nine      For the nine       from inception
                                                                               months ended      months ended      June 7, 1985, to
                                                                               September 30,     September 30,       September 30,
                                                                                  1999                2000                 2000
                                                                                Unaudited          Unaudited            Unaudited

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                             $(6,768)            $(12,404)          $(1,317,186)
Adjustments to reconcile net loss to cash used in operating activities
Shares issued for accrued salaries                                                                     1,200                 1,200
  Depreciation                                                                                          -0-                   -0-
  Accounts payable and accrued expenses                                           6,642               (3,838)               15,933
                                                                                 -------              -------             --- -----
TOTAL CASH FLOWS FROM OPERATIONS                                                   (126)             (15,042)           (1,300,053)

CASH FLOWS FROM FINANCING ACTIVITIES
  Sale of common stock                                                                                 15,000             1,300,284
                                                                                                      ---------           ---------
TOTAL CASH FLOWS FROM FINANCING ACTIVITIES                                                             15,000             1,300,284

TOTAL CASH FLOWS FROM INVESTING ACTIVITIES

NET INCREASE (DECREASE) IN CASH                                                    (126)                  (42)                  231
CASH BALANCE BEGINNING OF PERIOD                                                    417                   273                  -0-
                                                                                   ---                   -----              -------
CASH BALANCE END OF PERIOD                                                         $291                  $231                  $231
                                                                                   =====                =====                 =====




The accompanying Notes are an integral part of these Financial Statements.

                              CATHEL PARTNERS, LTD.
                        STATEMENT OF STOCKHOLDERS EQUITY


                                                                                         Deficit
                                         Common   Common       Additional         accumulated during
Date                                      stock    Stock    paid in capital       development stage          Total
                                         ------   ------    ---------------       -----------------          -----

Balance December 31, 1997               469,374     $5        $1,285,279             $(1,291,867)             $417
Net loss                                                                                     (72)              (72)
                                         ------   -------     ------------           --------------           -----


Balance December 31, 1998               469,374      5         1,285,279               (1,291,939)           6,655
Net loss                                                                                  (12,843)         (12,843)
                                        ------     -----        --------                 --------          --------


Balance December 31, 1999               469,374      $5        $1,285,279              $(1,304,782)       $(19,498)

Unaudited
Sale of shares                        3,000,000      30            14,970                                  15,000
Cancellation of shares               (2,100,000)    (21)              21                                      -0-
Issuance of shares for services        240,000        2            $1,198                                  $1,200
Net loss                                                                                   (12,404)       (12,404)
                                     -----------    -----       -----------             -----------      ----------


Balances September 30, 2000              1,609,374   $16        $1,301,468              $(1,317,186)      $(15,702)
                                       ============ ====        ===========             ============       =========




                              CATHEL PARTNERS, LTD.
                          (a development stage company)
                          Notes to Financial Statements
                               September 30, 2000

Note A - Basis of Reporting

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such statements include all adjustments which are considered necessary for a fair presentation of the financial position of Cathel Partners, Ltd. (the "Company") at September 30, 2000 and the results of its operations, and cash flows for the nine-month period then ended. The results of operations for the nine-month period ended September 30, 2000 are not necessarily indicative of the operating results for the full year. It is suggested that these financial statements be read in conjunction with the financial statements and related disclosures for the year ended December 31, 1999 included in the Company's Form 10-SB.

Note B - Net Income Per Share of Common Stock

     In 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share". Statement No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share exclude any dilutive effects of options, warrants, and convertible securities. Dilutive earnings per share is very similar to the previously reported fully diluted earnings per share. The Company has adopted Statement No. 128.

Note C - Income Taxes

     The Company provides for the tax effects of transactions reported in the financial statements. The provision if any, consists of taxes currently due plus deferred taxes related primarily to differences between the basis of assets and liabilities for financial and income tax reporting. The deferred tax assets and liabilities, if any represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. As of September 30, 2000, the Company had no material current tax liability, deferred tax assets, or liabilities to impact on the Company's financial position because the deferred tax asset related to the Company's net operating loss carryforward and was fully offset by a valuation allowance.

    At September 30, 2000, the Company has net operating loss carry forwards for income tax purposes of $1,317,186. This carryforward is available to offset future taxable income, if any, and expires in the year 2010. The Company's utilization of this carryforward against future taxable income may become subject to an annual limitation due to a cumulative change in ownership of the Company of more than 50 percent.

     The components of the net deferred tax asset as of September 30, 2000 are as follows:

Deferred tax asset:
  Net operating loss carry forward      $ 447,843
  Valuation allowance                  $ (447,843)
                                         --------
Net deferred tax asset                     $ -0-
                                         ========

     The Company recognized no income tax benefit for the loss generated in the period from inception, June 7, 1985, to September 30, 2000.

     SFAS No. 109 requires that a valuation allowance be provided if it is more likely than not that some portion or all of a deferred tax asset will not be realized. The Company's ability to realize benefit of its deferred tax asset will depend on the generation of future taxable income. Because the Company has yet to recognize significant revenue from the sale of its products, the Company believes that a full valuation allowance should be provided.


Note D - Related Party transactions

  a. Office Space

     The Company occupies office space at 68 Schraalenburg Road, Harrington Park, New Jersey for a monthly rental of $250. The Company has accrued rent expense for the nine months ended September 30, 2000 of $2,250 and $3,500 respectively.

  b. Officer Salaries

No officer has received a salary in excess of $100,000.

     For the nine months ended September 30, 2000, the Company has accrued a minimal compensation of $250 per month respectively each as compensation to the President and the Secretary/Treasurer as consideration for services while the Company is in the development stage of development of an aggregate of $4,500 and $3,500 respectively.

 c. Common Management

     Robert N. Schuck is both the President of the Company and HITK Corporation which holds 1,150,050 shares or 71.5% of the Company's issued and outstanding shares of stock as of September 30, 2000.

     John J. Gitlin is both Vice President and Secretary of the Company and for HITK Corporation.

     On March 10, 2000, the Company sold an aggregate of 3,000,000 shares of common stock to HITK Corporation for an aggregate consideration of $15,000.

     As of September 30, 2000, the Company received back for cancellation 2,100,000 shares of common stock sold to HITK.

     On March 14, 2000, the Company sold an aggregate of 240,000 shares of common stock as follows: 120,000 shares to Robert N. Schuck and 120,000 shares to John J. Gitlin for an aggregate consideration of $1,200 in accrued salaries or $0.005 per share.


ITEM 2. Management's Discussion and Analysis.

     Our corporation was formed on June 7, 1985, under the laws of the State of Delaware, under the name of BC Communications, Inc. In 1985, we conducted an offering and used the proceeds from therefrom to engage in the business of developing, producing, distributing and programming a talk and interview format for the commercial, cable and pay television markets. Following the offering, we exhausted our funds on the incomplete production of a show and decided to seek other business opportunities that would offer growth and development. On February 14, 1987, we acquired Kinetic Systems, Inc. ("Kinetic Systems"), a Delaware corporation, which was in the process of developing a closed chamber, forced hot air, liquid heating system for use in residential and commercial buildings. Through Kinetic Systems, we pursued development of the heating system. In February, 1990, Kinetic Systems entered into a technology and patent license agreement with a Michigan-based manufacturer pursuant to which the manufacturer was granted a limited license to develop, manufacture and market the Kinetic heating system apparatus. The agreement subsequently expired by its own terms due in large part to the manufacturer's inability to complete development of the heating system. On January 28, 1993, we sold 100 percent of the issued and outstanding Kinetic Systems shares to the Barrister Group, Ltd., for $100,000. We have been inactive since 1993. In November 1994, by amendment to our certificate of incorporation, we changed our name to Cathel Partners, Ltd. In January 1995, we recorded a 1,000 to 1 reverse stock split reducing the number of shares outstanding to 469,423. In 1999, we decided to engage in the pursuit of seeking a partnership with a viable business entity. On March 10, 2000, we completed a private placement with its major shareholder which resulted in our receiving $15,000.00.

Development stage activities.

     The following discussion relates to the results of our operations to date, and our financial condition:

     For the next 12 months, we plan to devote our efforts to seeking a viable business opportunity. We anticipate that the results of our operations may fluctuate for the foreseeable future due to several factors, including whether operating results would also be adversely affected by our inability to locate a profitable business venture. Because we desire to increase our operating expenses for personnel and other general and administrative expenses, our operating results would be adversely affected if either a viable business opportunity could not be developed or located. Our limited operating history makes accurate prediction of future operating results difficult or impossible.

     We have been a development stage enterprise since our date of inception in 1985 to December 31, 1999. During this period, management had devoted the majority of their efforts to seeking new business opportunities, developing a new business, finding a management team and seeking sufficient working capital through loans and through a private placement offering. These activities were funded by our management.

Results of operations.


     For the nine months ended September 30, 2000 as compared to the six months ended September 30, 1999

     We have remained inactive. Sales, costs of goods sold, gross profit, operating expenses and net profit were $-0- for both the nine months ended
September 30, 1999 and 2000. Our activities during the nine months ended September 30, 1999 and 2000 consisted of preparing and filing corporate income tax returns and filings for the Securities and Exchange Commission.

     Our general and administrative costs aggregated approximately $12,404 for the nine months ended September 30, 2000 as compared to $6,768 for the nine months ended September 30, 1999 representing an increase of $5,636. This increase represents professional fees of $4,950 and the accruing of rent of $1,750, officer's salary of $4,200 and office expense of $1,504.

Liquidity And Capital Resources


     As of September 30, 2000, our cash balance was $231 and working capital was negative at ($15,702) consisting of cash of $231 and less accrued liabilities of $15,933.

     Net (loss) from operations amounted to $(12,404) for the nine months ended September 30, 2000. Cash was provided through the initial sale of 3,000,000 shares of common stock to HITK Corporation for an aggregate consideration of $15,000 or $.0005 per share. As of September 30, 2000, we have received back 2,100,000 of the 3,000,000 shares of our common stock previously issued to HITK Corporation for $15,000 adjusting the per share value of the shares sold to $0.02 per share. HITK Corporation is under common management control with the principals of Construction Technology Industries, Inc.

     Our primary short-term needs are to seek sufficient capital to continue the search for a viable business opportunity


                                      9 .

    We expect our capital requirements to increase over the next several years as we expand our search for either a viable business opportunity or to develop a profitable business strategy. Our future liquidity and capital funding requirements will depend on numerous factors, including the extent to which our efforts to either find a viable business opportunity or to develop a profitable business, the timing of regulatory actions, if any, regarding our entrance into the business, the costs and timing of expansion of our entrance into that business and the timing of hiring additional management to operate that business.

     We believe that we must raise additional cash from either our operations or from the personal resources of management to satisfy our funding needs for at least the next 12 months. Thereafter, if cash generated from operations or the personal resources of management is insufficient to satisfy our working capital and capital expenditure requirements, we may be required to sell additional equity or debt securities or obtain additional funds. There can be no assurance that such financing, if required, will be available on satisfactory terms, if at all.

     Income tax: As of September 30, 2000, we had a tax loss carry-forward of $1,317,186. Our ability to utilize its tax credit carry-forwards in future years will be subject to an annual limitation pursuant to the "Change in Ownership Rules" under Section 382 of the Internal Revenue Code of 1986, as amended. However, any annual limitation is not expected to have a material adverse effect on our ability to utilize its tax credit carry-forwards.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

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




                         Cathel Partners, Ltd.
                                  (Registrant)

                                  By: /s/ Rober Schuck
                                      ------------------
                                       Robert Schuck
                                       President


Dated: May 16, 2001


Dated: May 16, 2001


                               By: /s/John Gitlin
                               ------------------
                                  John Gitlin,
                Vice President,Secretary, Treasurer and Director