Form 10KSB
period 2000-12-31
CATHEL PARTNERS LTD
filed 2001-05-18
CIK 773430

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                   Form 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

    For the fiscal year ended December 31, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

    For the transition period from ---------------- to -------------------

Commission File Number: 2-99083-A

                              CATHEL PARTNERS, LTD.
             (Exact name of registrant as specified in its charter)
           Delaware                                   59-2571253
           --------                                   ----------
  (State or other jurisdiction of                   (I.R.S. Employer
   incorporation or organization)                 Identification No.)

                        68 Schraalenberg Road, PO Box 233
                                Harrington Park,
                                    NJ 07640

         ---------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                    Issuer's telephone number: (201) 784-5190

     Securities registered under Section 12(g) of the Exchange Act: Common Stock, $0.00001 no par value

Check whether the issuer

     (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and

    (2) has been subject to such filing requirements for the past 90 days.

    [X] Yes [ ] No

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year. -0-

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) -0-

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of May 16, 2001, there were 1,609,374 shares of common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders;
(2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990). N/A.

    Transitional Small Business Disclosure Format (Check one):

    Yes [ ]; No [X] .

                                TABLE OF CONTENTS

Item Number and Caption

PART I

ITEM 1. Description of Business............................................... 1

ITEM 2. Description of Property............................................... 4

ITEM 3. Legal Proceedings..................................................... 4

ITEM 4. Submission of Matters to a Vote of Security Holders....................4

PART II

ITEM 5. Market for Common Equity and Related Stockholder Matters... ...........5

ITEM 6. Management's Discussion and Analysis of Financial
        Condition and Results of Operations................................... 7

ITEM 7. Financial Statements...................................................9

ITEM 8. Changes in and Disagreements with Accountants on
        Accounting and Financial Matters...................................... 9

PART III

ITEM 9. Directors, Executive Officers, Promoters and Control
        Persons; Compliance with Section 16(a) of the Exchange
        Act........................................................ ..........10

ITEM 10. Executive Compensation.............................................. 12

ITEM 11. Security Ownership of Certain Beneficial Owners
         and Management.......................................................15

ITEM 12. Certain Relationships and Related Transactions...................... 16

ITEM 13. Exhibits and Reports on Form 8-K.................................... 17

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     To the extent that the information presented in this Annual Report on Form 10-KSB for the year ended December 31, 2000 discusses financial projections, information or expectations about the products or markets of our company, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Annual Report, in "Management's Discussion and Analysis". Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Annual Report. When considering such forward-looking statements, readers should keep in mind the risks referenced above and the other cautionary statements in this Annual Report.

                                     PART I

     Item 1. Description of Business.

     a. Business Development.

     Our corporation was formed on June 7, 1985, under the laws of the State of Delaware, under the name of BC Communications, Inc. In 1985, we conducted an offering and used the proceeds therefrom to engage in the business of developing, producing, distributing and programming a talk and interview format for the commercial, cable and pay television markets. Following the offering, we exhausted our funds on the incomplete production of a show and decided to seek other business opportunities that would offer growth and development. On February 14, 1987, we acquired Kinetic Systems, Inc. ("Kinetic Systems"), a Delaware corporation, which was in the process of developing a closed chamber, forced hot air, liquid heating system for use in residential and commercial buildings. Through Kinetic Systems, we pursued development of the heating system. In February, 1990, Kinetic Systems entered into a technology and patent license agreement with a Michigan-based manufacturer pursuant to which the manufacturer was granted a limited license to develop, manufacture and market the Kinetic heating system apparatus. The agreement subsequently expired by its own terms due in large part to the manufacturer's inability to complete development of the heating system. On January 28, 1993, we sold 100 percent of the issued and outstanding Kinetic Systems shares to the Barrister Group, Ltd., for $100,000. We have been inactive since 1993. In November 1994, by amendment to our certificate of incorporation, we changed our name to Cathel Partners, Ltd. In January 1995, we recorded a 1,000 to 1 reverse stock split reducing the number of shares outstanding to 469,423. In 1999, we decided to engage in the pursuit of seeking a partnership with a viable business entity. On March 10, 2000, we completed a private placement with our major shareholder which resulted in our receiving $15,000.00.

     Our principal offices are located at 68 Schraalenberg Road, PO Box 233, Harrington Park, New Jersey.

     b. Business of Issuer.

     1. Principal products or services and their markets;


     Our primary activity will involve seeking business opportunity candidates that we can acquire or with which we can merge. We have not selected any company for acquisition or merger and we do not intend to limit potential acquisition candidates to any particular field or industry. However, we retain the right to limit acquisition or merger candidates, if we so choose, to a particular field or industry. We are currently in a development stage of our business. No assurances can be given that we will be acquired by or acquire an existing non-public entity. The success of our proposed plan of operation will depend to a great extent on the operations, financial condition and management of the companies with which we may merge or which we may acquire. While management intends to seek a merger or acquisition of a privately held entity with an established operating history, there can be no assurance that we will be successful in locating such an acquisition candidate. In the event we complete a merger or acquisition transaction, of which there can be no assurance, the success of our operations will be dependent upon management of the successor firm as well as numerous other factors beyond our control. Our plan of operation is based upon a merger with or acquisition of a private concern, which in all likelihood, would result in our issuing securities to shareholders of any such target concern. The issuance of our previously authorized and unissued common stock would result in substantial dilution to our shareholders, which may necessarily result in a change in control or management of our company.


     2. Distribution methods of the products or services;

    N/A

     3. Status of any publicly announced new product or service.

     There have been no publicly announced new products or services by our company.

     4.  Competitive   business  conditions  and  the  small  business  issuer's
competitive position in the industry and methods of competition;

     We will continue to be an insignificant participant in the business of seeking mergers with and acquisitions of small private entities. A large number of established and well financed entities, including venture capital firms, are active in mergers and acquisitions of private companies which may be desirable target candidates for our company. Nearly all such entities have significantly greater financial resources, technical expertise and managerial capabilities than our company, and consequently, we will be at a competitive disadvantage in identifying possible merger or acquisition candidates with numerous other small public companies.

     5. Sources and Availability of Raw Materials and the Names of Principal Suppliers.

     NA

     6. Dependence on one or a few major customers.

    We do not depend on one or a few major customers

     7.  Patents,  trademarks,   licenses,  franchises,   concessions,   royalty
agreements or labor contracts, including duration;

     We have no patents, trademarks, franchises, concessions, royalty agreements or labor contracts. On March 14, 2000 we entered into employment agreements with our two executive officers, Robert Schuck, President and John Gitlin, Vice President/ Secretary-Treasurer, under the terms of which each was granted the right to purchase 120,000 shares of our stock at a purchase price of $.005 per share. The employment agreements further provides that each officer is to be paid a monthly salary of $250.00.

     8. Need for any government approval of principal products or services. If government approval is necessary and the small business issuer has not yet received that approval, discuss the status of the approval within the government approval process;

     As a public company, we are subject to the reporting requirements, anti-fraud and other Federal and State Securities laws.

     9. Effect of existing or probable governmental regulations on the business;

     With reference to the requirement to comply with the Federal and State Securities laws, the failure to comply with any of these laws, rules or regulations could have a material adverse effect on our company.

     10. Estimate of the amount spent during each of the last two fiscal years on research and development activities, and if applicable the extent to which the cost of such activities are borne directly by customers;

     Our general and administrative costs aggregated approximately $17,736 for the year ended December 31, 2000 as compared to $12,843 for the year ended December 31, 1999 representing an decrease of $4,893. A breakdown of these expenses includes: professional fees of $4,950 and the accruing of rent of $2,500, officer's salary of $5,700, and office expense of $4,586.

     11. Costs and effects of compliance with environmental laws (federal, state and local).

     Our company is not impacted directly by the costs and effects of compliance with environmental laws.

     12. Number of total employees and number of full time employees.

     As of the date of this  filing,  our  company  has two (2)  employees.

     (c) Reports to security holders.

     As a reporting company, we are required to file annual and quarterly reports, proxy and information statements, and other information regarding our company with the Securities and Exchange Commission. The public may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers, like us, that file electronically with the SEC at (http://www.sec.gov).

     Item 2. Description of Property.

     Our executive offices are currently located at 68 Schraalenburg Road, Harrington Park, New Jersey, under a month to month sub-lease with Power Tech Services, Inc. We pay rent of $250.00 per month for the leased space. Mr. Robert Schuck who is president and director of our company acts as a consultant to Power Tech. Mr. Schuck receives no benefit from the sub-lease of the property by our company.


     Item 3. Legal Proceedings.

     The are no legal proceedings pending or, to our knowledge, threatened against us.

     Item 4. Submission of Matters to a Vote of Security Holders.

     No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

                                     PART II

     Item 5. Market for Common Equity and Related Stockholder Matters.

     (a) Market information.

     There is presently no trading market for our common stock and there has been no trading market since at least 1994. There can be no assurance that a trading market will ever develop or, if such a market does develop, that it will continue. We have caused to be filed a Form 211 with the National Association of Securities Dealers ("NASD") to permit our company's common stock to be quoted on the NASDQ Bulletin Board, which is currently pending. There are no outstanding options or warrants to purchase or securities convertible into our common stock. Our common stock is not quoted at the present time. The Securities and Exchange Commission has adopted a Rule which established the definition of a "penny stock," for purposes relevant to our company, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (i) that a broker or dealer approve a person's account for transactions in penny stocks; and (ii) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person's account for transactions in penny stocks, the broker or dealer must (i) obtain financial information and investment experience and objectives of the person; and (ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form, (i) sets forth the basis on which the broker or dealer made the suitability determination; and (ii) that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Disclosure also has to be made about the risks of investing in penny stock in both public offering and in secondary trading, and about commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Effective January 4, 1999, the National Association of Securities Dealers, Inc. (the "NASD") requires that companies listed for trading on the Bulletin Board must file a Form 10-SB that must become effective by operation of law and have no outstanding comments before trading may commence. American Stock Transfer & Trust Co., 40 Wall Street, New York, New York 100005, currently acts as the Company's transfer agent.

     (b) Holders.

     According to our transfer agent, there are 829 shareholders of record of the Company's common stock.

     (c) Dividends. We have not paid any dividends since ours inception and do not anticipate paying any dividends in the foreseeable future.

     We currently intend to retain all available funds and any future earnings of our business for use in the operation of our business and do not anticipate paying any cash dividends in the foreseeable future. The declaration, payment and amount of future dividends, if any, will depend upon the future earnings, results of operations, financial position and capital requirements of our company, among other factors, and will be at the sole discretion of our board of directors.

     Under the Delaware General Corporation Law, our company may only pay dividends out of capital and surplus, or out of certain enumerated retained earnings, as those terms are defined in the Delaware General Corporation Law. The payment of dividends on our common stock is, therefore, subject to the availability of capital and surplus or retained earnings as provided in the Delaware General Corporation Law.


     (d) Recent sales of securities.

     HITK PURCHASE:

     On March 10, 2000, we entered into a private placement, pursuant to Section 4(2) under the Securities Act of 1933 (the "33 Act") with HITK Corporation ("HITK") under which HITK purchased a total of 3,000,000 shares of our common stock at a purchase price of $.005 per share or a total purchase price of $15,000.00. Our company relied on exemptions provided by Section 4(2) of the '33 Act, as amended, for the issuance of the shares of common stock. All of the shares issued were issued for investment purposes only in a private transaction and are restricted shares as defined in Rule 144 under the '33 Act, as amended. These shares may not be offered for public sale except under Rule 144, or other exemptions from registration which may be applicable pursuant to the '33 Act. As of September 30, 2000, we have received back 2,100,000 of the 3,000,000 shares of our common stock previously issued to HITK Corporation for $15,000 adjusting the per share value of the shares sold to $0.02 per share. HITK Corporation and we are under common management.

     OFFICER PURCHASE:

     On March 14, 2000, pursuant to rights granted to them under the terms of their respective employment agreements with our company, our two executive officers, Robert Schuck and John Gitlin each purchased 120,000 shares of the Company's stock. Sale of the shares was pursuant to Section 4(2) of the '33 Act. All of the shares issued were issued for investment purposes only in a private transaction and are restricted shares as defined in Rule 144 under the '33 Act, as amended. These shares may not be offered for public sale except under Rule 144, or other exemptions from registration which may be applicable pursuant to the '33 Act.



     Item 6. Management's Discussion and Analysis or Plan of Operation.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS FOR THE YEARS ENDING
                           DECEMBER 31, 1999 AND 2000

     The following discussion relates to the results of our operations to date, and our financial condition:

     This report contains forward looking statements relating to our Company's future economic performance, plans and objectives of management for future operations, projections of revenue mix and other financial items that are based on the beliefs of, as well as assumptions made by and information currently known to, our management. The words "expects, intends, believes, anticipates, may, could, should" and similar expressions and variations thereof are intended to identify forward-looking statements. The cautionary statements set forth in this section are intended to emphasize that actual results may differ materially from those contained in any forward looking statement.

Development stage activities.

     The following discussion relates to the results of our operations to date, and our financial condition:

     For the next 12 months, we plan to devote our efforts to seeking a viable business opportunity. We anticipate that our results of operations may fluctuate for the foreseeable future due to several factors, including whether operating results would be adversely affected by our inability to locate a profitable business venture. Because we may be increasing our operating expenses for personnel and other general and administrative expenses, our operating results would be adversely affected if a viable business opportunity could not be developed or located. Our limited operating history makes accurate prediction of future operating results difficult or impossible.

     We have been a development stage enterprise since the date of reorganization in 1993 through December 31, 2000. During this period, management had devoted the majority of its efforts to seeking new business opportunities, developing a new business, finding a management team and obtaining sufficient working capital through loans and a private placement offering to continue these efforts.

Results of operations.

     For the year ended December 31, 2000 as compared to the year ended December 31, 1999

     We have remained inactive. Sales, costs of goods sold, gross profit, operating expenses and net profit were $-0- for both the year ended December 31, 1999 and 2000. Our activities during the year ended December 31, 1999 and 2000 consisted of preparing and filing corporate income tax returns and filings with the Securities and Exchange Commission.

     Our general and administrative costs aggregated approximately $17,736 for the year ended December 31, 2000 as compared to $12,843 for the year ended December 31, 1999 representing an decrease of $4,893. A breakdown of these expenses includes: professional fees of $4,950 and the accruing of rent of $2,500, officer's salary of $5,700, and office expense of $4,586.

    Liquidity And Capital Resources


     As of December 31, 2000, our cash balance was $234 and working capital was negative at $21,034 consisting of cash of $234 less total liabilities of $21,268.

     Net (loss) from operations amounted to $(17,736) for the year ended December 31, 2000. Cash was provided through the initial sale of 3,000,000 shares of common stock to HITK Corporation for an aggregate consideration of $15,000 or $.005 per share. As of December 31, 2000, we have received back 2,100,000 of the 3,000,000 shares of our common stock previously issued to HITK Corporation for $15,000 adjusting the per share value of the shares sold to $0.02 per share. HITK Corporation is under common management control with the principals of our company.

     Our primary short-term needs are to seek sufficient capital to continue the search for a viable business opportunity.

     We expect our capital requirements to increase over the next several years as it expands its search for either a viable business opportunity or to develop a profitable business strategy. Our future liquidity and capital funding requirements will depend on numerous factors, including the extent to which our efforts to either find a viable business opportunity or to develop a profitable business, the timing of regulatory actions, if any, regarding our entrance into the business, the costs and timing of expansion of our entrance into that business and the timing of hiring additional management to operate that business.

     We believe that we must raise additional cash from either our operations or from the personal resources of management to satisfy our funding needs for at least the next 12 months. Thereafter, if cash generated from operations or the personal resources of management is insufficient to satisfy our working capital and capital expenditure requirements, we may be required to sell additional equity or debt securities to obtain additional funds. There can be no assurance that such financing, if required, will be available on satisfactory terms, if at all.

     Income tax: As of September 30, 2000, we had a tax loss carry-forward of $1,322,518. Our ability to utilize this tax credit carry-forward in future years will be subject to an annual limitation pursuant to the "Change in Ownership Rules" under Section 382 of the Internal Revenue Code of 1986, as amended. However, any annual limitation is not expected to have a material adverse effect on our ability to utilize this tax credit carry-forward.



     Item 7. Financial Statements.

     The financial statements of our company and supplementary data are included beginning immediately following the signature page to this report. See Item 13 for a list of the financial statements and financial statement schedules included.

     Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

     There have been no changes in, and no disagreements with, our company's public accountants.

                                    PART III

     Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

     (a) Executive Officers and Directors

     The names, ages, positions and offices held by each of our officers and directors are shown on the following table.

                               Age               Position
                               ---               --------

Robert N. Schuck                63               President, Director

John Gitlin                     58               Vice President, Secretary,
                                                    Treasurer, Director

Herbert Maslo                   62               Director


     Our board of directors is comprised of only one class of directors. Directors of our company serve for a term of one year or until their successors are duly elected and qualified. Officers are appointed by, and serve at the pleasure of, the Board. Mr. Robert Schuck has been president and a director of our company since February 1987. Mr. Herbert Maslo has been a director of our company since March 1994. Mr. John Gitlin has been vice president/ secretary-treasurer and a director of our company since May 1998.

The Directors and Executive Officers of the Company are as follows:

     Robert N. Schuck, age 63, president and director of our company since February 1987. Mr. Schuck has been a director of Power Tech Systems, Inc. since September 1988. He held the position of executive vice president of eGlobe, Inc. from 1989 to 1997 and director from 1989 to 1995. Mr. Schuck since 1986 has been the president and a director of HITK Corporation.

     Herbert Maslo, age 62, director of our company since March 1994. Mr. Maslo has been, since 1990, a director of HITK Corporation. He has also been a director of Power Tech Systems, Inc. since 1990 and was its president from 1990 to 1995. Prior to that, Mr. Maslo was employed by New York Telephone, a division of Nynex for 23 years where he held various engineering positions including central office planning, installations and engineering as a project manager. Mr. Maslo holds a B.A. degree in Mechanical Engineering from the Newark College of Engineering.

     John Gitlin, age 58, Vice President/ Secretary-Treasurer and a director of our company since May 1998. From 1978 to 1982, Mr. Gitlin held the position of staff attorney with the United States Department of Justice, Antitrust Division. From 1982 through April of 1994, he was a partner in the law firm of Fischer, Gitlin & Sanger in Dallas, Texas. From May 1994 to September, 1997, Mr. Gitlin held the position of secretary with eGlobe, Inc. Mr. Gitlin has been a director since January 1997 and vice president/ secretary-treasurer since October 1997 of HITK Corporation.

     (b) Significant Employees.

     There are no other employees of our company other than our executive officers, John Gitlin and Robert Schuck. The participation of Messrs. Gitlin and Schuck in our company is significant to our success. Our company presently has employment agreements with Messrs. Schuck and Gitlin.

     (c) Family relationships. There are no family relationships among the present directors or officers of our company and there are presently no nominees or persons chosen by our company to become executive officers or directors of our company.

     (d) Involvement in certain legal proceedings. During the past five years, none of our directors or officers (i) has had any bankruptcy petitions filed by or against them, (ii) has been convicted in a criminal proceeding or been subject to a pending criminal proceeding, (iii) has been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; nor (iv) has been found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.


    (e) Compliance with Section 16(a) of the Exchange Act.

     To our company's knowledge, no officers, directors, beneficial owners of more than ten percent of any class of our company's equity securities registered pursuant to Section 12 of the Exchange Act or any other person subject to
Section 16 of the Exchange Act with respect to our company, failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the most recent fiscal year, which ended December 31, 2000.

     Item 10. Executive Compensation.

     On March 14, 2000 we entered into employment agreements with our two executive officers, Robert Schuck, president and John Gitlin, vice president/ secretary-treasurer, under the terms of which each was granted the right to purchase 120,000 shares of our stock at a purchase price of $.005 per share. The employment agreements further provide that each officer is to be paid a monthly salary of $250.00. We relied on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, for the issuance of the shares of common stock to Mr. Gitlin and Mr. Schuck. All of the shares issued were issued for investment purposes in a private transaction and are restricted shares as defined in Rule 144 under the '33 Act, as amended. These shares may not be offered for public sale except under Rule 144, or other exemptions from registration which may be applicable pursuant to the '33 Act. We have not adopted any retirement, pension, profit sharing, stock option plans or other compensatory programs for our officers or directors. Directors serve without fees or any other compensation for their services. No officer and director is entitled to any finder or other fees for any services performed by them in finding a merger or acquisition candidate for our company.


     The following table sets forth the compensation paid during the fiscal year ended December 31, 2000, to our company's chief executive officer and each of our company's officers and directors. No person received compensation equal to or exceeding $100,000 in fiscal 2000 and no bonuses were awarded during fiscal 2000.

                           SUMMARY COMPENSATION TABLE


                             Long Term Compensation

                        Anual Compensation Awards Payouts




 (a)             (b)      (c)      (d)         (e)          (f)           (g)            (h)            (i)
                =====  =======  ==========  ===========  ===========  ==============  ========  =================


                              Restricted Securities

Name and                                   Other Annual     Stock       Underlying       LTIP          All Other
Principal                Salary    Bonus   Compensation    Award(s)    Options/SARs    Payouts       Compensation
Position         Year     ($)       ($)        ($)           ($)           (#)           ($)              ($)
--------         ----    ------    -----   ------------  ----------   -------------     -------      -------------
Robert           2000     600      -0-        -0-           -0-            -0-            -0-              -0-
Schuck#
President and
Director         1999     -0-       -0-        -0-          -0-           -0-            -0-              -0-


                 1998     -0-       -0-        -0-          -0-           -0-            -0-              -0-

John             2000     600       -0-        -0-          -0-           -0-            -0-              -0-
Gitlin#
Secretary,
Treasurer and    1999     -0-       -0-        -0-          -0-            -0-           -0-              -0-
Director

                 1998     -0-       -0-        -0-          -0-           -0-            -0-              -0-

Herbert          2000     -0-       -0-        -0-          -0-           -0-            -0-              -0-
Maslo#
Director         1999     -0-       -0-        -0-          -0-           -0-            -0-              -0-

                 1998     -0-       -0-        -0-          -0-           -0-            -0-              -0-




# No Board of Directors' fees have been paid.

     Item 11. Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth certain information regarding the beneficial ownership of common stock, the only class of securities of our company, by (i) each person known by our company to beneficially own more than five percent of our company's common stock; (ii) each director and executive officer of our company; and (iii) all current directors and executive officers of our company as a group.


Shares Beneficially Owned

-------------------------

                                                                      Percentage
Holders                                  Shares Held(1)                Owned (2)
--------------------------------         --------------              -----------

HITK CORPORATION(3)
68 Schraalenburg Road
Harrington Park, New Jersey               1,150,055                        71.4%

Robert Schuck
President, Director
68 Schraalenburg Road
Harrington Park, New Jersey                 120,000                         7.4%

John Gitlin
Secretary/Treasurer
Director
68 Schraalenburg Road
Harrington Park, New Jersey                 120,000                         7.4%

Herbert Maslo
68 Schraalenburg Road
Harrington Park, New Jersey 0 0.0%

As a group                                  1,390,055                      86.2%
(3 persons)
--------------------------

(1) All shares held are of our common stock.


(2) Percentage of ownership is based on 1,609,374 shares of our common stock issued and outstanding as of December 31, 2000.

(3) This entity is controlled by Messrs. Schuck, Gitlin and Maslo its share ownership in our company is attributable to them.

     Item 12. Certain Relationships and Related Transactions.

HITK PURCHASE:

     On March 10, 2000 the Company entered into a private placement, pursuant to
Section 4(2) under the 33 Act with HITK Corporation ("HITK") under which HITK purchased a total of 3,000,000 shares of the Company's common stock at a purchase price of $.005 per share or a total purchase price of $15,000.00. The Company relied on exemptions provided by Section 4(2) of the '33 Act, as amended, for the issuance of the shares of common stock. All of the shares issued were issued for investment purposes only in a private transaction and are restricted shares as defined in Rule 144 under the '33 Act, as amended. These shares may not be offered for public sale except under Rule 144, or other exemptions from registration which may be applicable pursuant to the '33 Act. As of September 30, 2000, we have received back 2,100,000 of the 3,000,000 shares of our common stock previously issued to HITK Corporation for $15,000 adjusting the per share value of the shares sold to $0.02 per share. HITK Corporation is under common management control with the principals of Construction Technology Industries, Inc.


OFFICER PURCHASE:

     On March 14, 2000, pursuant to rights granted to them under the terms of their respective employment agreements with the Company, the Company's two executive officers, Robert Schuck and John Gitlin each purchased 120,000 shares of the Company's stock. Sale of the shares was pursuant to Section 4(2) of the '33 Act. All of the shares issued were issued for investment purposes only in a private transaction and are restricted shares as defined in Rule 144 under the '33 Act, as amended. These shares may not be offered for public sale except under Rule 144, or other exemptions from registration which may be applicable pursuant to the '33 Act.

     There  have  been  no  other  material  transactions,   series  of  similar
transactions, currently proposed transactions, or series of similar transactions, to which our company or any of its subsidiaries was or is to be a party, in which the amount involved exceeds $60,000 and in which any director or executive officer, or any security holder who is known to our company to own of record or beneficially more than five percent of our company's Common Stock, or any member of the immediate family of any of the foregoing persons, had a material interest.

     Item 13. Exhibits and Reports on Form 8-K.

    (a) The following documents are filed as part of this report.

     1. Financial Statements

     Report of Thomas P. Monahan, Independent Certified Public Accountant

     Balance Sheet as of December 31, 2000

     Statement of Operations for the years ended December 31, 2000, and 1999

     Statement of Cash Flows for the years ended December 31, 2000 and 1999

     Statement of Stockholders' Equity for years ended December 31, 2000 & 1999

     Notes to Financial Statements

     2. Exhibits

    (a) The following exhibits are included as part of this report:


                                     EXHIBIT

NUMBER DESCRIPTION LOCATION
------- ---------------------------------------------------------


(3) Articles of Incorporation and Bylaws:

3(i) Articles of Incorporation*

3(ii) Bylaws*

(8) Consents - Experts:

(8(i) Consent of Thomas P. Monahan Filed electronically herewith



* Incorporated by reference to the registration statement on Form 10-SB filed June 28, 2000.

                                THOMAS P. MONAHAN
                           CERTIFIED PUBLIC ACCOUNTANT
                              208 LEXINGTON AVENUE
                           PATERSON, NEW JERSEY 07502
                                 (973) 790-8775
                               Fax (973) 790-8845

     To The Board of Directors and Shareholders of Cathel Partners Ltd. (a development stage company)

     I have audited the accompanying balance sheet of Cathel Partners Ltd. (a development stage company) as of December 31, 2000 and the related statements of operations, cash flows and shareholders' equity for the years ended December 31, 1999 and 2000. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit. I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

     In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cathel Partners Ltd. (a development stage company) as of December 31, 2000 and the results of its operations, shareholders equity and cash flows for the years ended December 31, 1999 and 2000 in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming that Cathel Partners Ltd. (a development stage company) will continue as a going concern. As discussed in Note 2 to the financials statements, the Company has suffered recurring losses from operations and has a net capital deficiency raise substantial doubt about the Company's ability to continue as a going concern. Management's plans as to these matters are described in Note 2. The financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of Cathel Partners Ltd. (a development stage company) to continue as a going concern.


                                                          Thomas P. Monahan, CPA
April 18, 2001
Paterson, New Jersey

                              CATHEL PARTNERS, LTD.
                          (a development stage company)
                                  BALANCE SHEET



                                                                                        December 31,
                                                                                           2000

                                     Assets
Current assets
Cash                                                                                       $234
                                                                                           ----
Total current assets                                                                        234


Total assets                                                                               $234
                                                                                           ====


                      Liabilities and Stockholders' Equity

Current liabilities
    Accounts payable and accrued expenses                                               $ 16,771
                                                                                           4,497
Total current liabilities                                                                 21,268


Stockholders' equity
    Common Stock authorized 500,000,000 shares, $0.00001 par value each.                      16
At December 31, 2000, there are 1,609,374 shares outstanding.
Additional paid in capital                                                            1,301,468
Deficit accumulated during the development stage                                     (1,322,518)
                                                                                      ---------
Total stockholders' equity                                                              (21,034)
                                                                                        -
Total liabilities and stockholders' equity                                                 $234
                                                                                           ====





                 See accompanying notes to financial statements.

                              CATHEL PARTNERS, LTD.
                          (a development stage company)
                             STATEMENT OF OPERATIONS


                                               For the          For the                                          For the period
                                            three months     three months        For the          For the        from inception,
                                               ended           ended            year ended       year ended     January 28, 1993,
                                            December 31,      December 31,      December 31,     December 31,    to December 31,
                                                 1999             2000             1999             2000               2000


Revenue                                         $-0-             $-0-              $-0-             $-0-               $-0-

Costs of goods sold                              -0-              -0-               -0-              -0-                -0-
                                               ------           ------            ------           ------              -----

Gross profit                                     -0-              -0-               -0-              -0-                -0-

Operations:
  General and administrative                   6,075             5,332            12,843           17,736            1,321,318
  Issuance of shares of common stock as                                                             1,200                1,200
non cash compensation for officer's
compensation
  Depreciation and amortization                 -0-               -0-              -0-               -0-                 -0-
                                              ------             ------            -----            -------            -------
Total expense                                  6,075              5,332           12,843           17,736             1,322,518

Loss from operations                          (6,075)            (5,332)         (12,843)          (17,736)          (1,322,518)



Net income (loss)                            $(6,075)           $(5,332)         $(12,843)         $(17,736)         $(1,322,518)
                                             ========           ========         =========         ==========        =============

Net income (loss) per share -basic            $(0.00)            $(0.00)           $(0.00)            $(0.00)
                                              =======           =========          ======             =======
Number of shares outstanding-basic            469,374          2,624,317          469,374          2,624,317
                                              ========         ==========         =========         ==========



                 See accompanying notes to financial statements.

                              CATHEL PARTNERS, LTD.
                          (a development stage company)
                             STATEMENT OF CASH FLOWS

                                                                                                                  For the period
                                                                                                                  from inception,
                                                                              For the nine      For the nine        January 28,
                                                                              months ended      months ended         1993, to
                                                                               December 31,      December 31,       December 31,
                                                                                 1999               2000               2000
                                                                               -----------      -------------      ---------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                            $(12,843)          $(17,736)         $(1,322,518)
Adjustments to reconcile net loss to cash used in operating activities
  Shares issued for accrued salaries                                                                  1,200               1,200
  Depreciation                                                                                           -0-                 -0-
  Accounts payable and accrued expenses                                          12,771              (3,000)              16,771
                                                                                --------           ---------         -----------
TOTAL CASH FLOWS FROM OPERATIONS                                                    (72)            (19,536)          (1,304,547)

CASH FLOWS FROM FINANCING ACTIVITIES
  Due to related party                                                                                 4,497               4,497
  Sale of common stock                                                                                15,000           1,300,284
                                                                                                     -------          -----------
TOTAL CASH FLOWS FROM FINANCING ACTIVITIES                                                            19,497           1,304,781

TOTAL CASH FLOWS FROM INVESTING ACTIVITIES

NET INCREASE (DECREASE) IN CASH                                                      (72)                (39)                234
CASH BALANCE BEGINNING OF PERIOD                                                     345                 273                  -0-
                                                                                    -----               -----                -----
CASH BALANCE END OF PERIOD                                                          $273                $234                 $234
                                                                                    =====               =====                =====




                 See accompanying notes to financial statements.

                              CATHEL PARTNERS, LTD.
                        STATEMENT OF STOCKHOLDERS EQUITY

Date                                                                                    Deficit
                                             Common    Common       Additional     accumulated during
                                             Stock      Stock     paid in capital  developent stage      Total
                                             ------      -----    ---------------   ----------------      -----

Balance December 31, 1997                   469,374      $5        $1,285,279       $(1,291,867)          $417
Net loss                                                                                    (72)           (72)
                                            -------   --------     ------------      -------------       ------


Balance December 31, 1998                   469,374      5           1,285,279       (1,291,939)          6,655
Net loss                                                                                (12,843)        (12,843)
                                            -------    -----         -----------     -----------        -------


Balance December 31, 1999                   469,374     $5           $1,285,279      $(1,304,782)      $(19,498)

Unaudited
Sale of shares                            3,000,000     30               14,970                          15,000
Cancellation of shares                   (2,100,000)   (21)                  21                            -0-
Issuance of shares for services             240,000      2                1,198                           1,200
Net loss                                                                                 (17,736)       (17,736)
                                          ----------   -----            --------       -----------      --------


Balances December 31, 2000                 1,609,374    $16           $1,301,468      $(1,322,518)     $(21,034)
                                           ==========   ====          ===========     ============     =========






 See accompanying notes to financial statements

                              CATHEL PARTNERS, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000


Note 1 - Formation of Company and Issuance of Common Stock

        a. Formation and Description of the Company

     Cathel Partners, Ltd. (the "Company"), was formed under the laws of the State of Delaware on June 7, 1985 with the name B C Communications, Inc. and was authorized to issue up to 10,000,000 shares of common stock, $0.001 par value. On September 4, 1985, the certificate of incorporation was amended to change the number of shares authorized to issue up to 200,000,000 shares of common stock, $0.00001 par value each share. On April 16, 1987, the Company amended its certificate of incorporation to change the number of shares authorized to issue up to 500,000,000 shares of common stock, $0.00001 par value each share. On
November 13, 1994, the Company amended its certificate of incorporation to change the name of the corporation to Cathel Partners, Ltd.

        b. Description of Company

     The Company is a development stage company that is without a business purpose since 1993 and is in the process of seeking a viable business opportunity.


Note 2-Summary of Significant Accounting Policies

        a. Basis of Financial Statement Presentation

     The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has had no business activities and has incurred net losses of $1,322,518 from inception to December 31, 2000. These factors indicate that the Company's continuation as a going concern is dependent upon its ability to obtain adequate financing. The Company will be relying upon the resources of management to provide the necessary working capital to sustain the Company's existence until a viable business opportunity can be located. The Company will require substantial additional funds to finance its business activities on an ongoing basis and will have a continuing long-term need to obtain additional financing once a viable business opportunity is found.

   The financial statements presented at December 31, 2000 consist of the balance sheet as at December 31, 1999 and the statements of operations, cash flows and stockholders equity for the years ended December 31, 1999 and 2000 and for the period from reorganization, January 28, 1993 to December 31, 2000.

        b. Cash and Cash Equivalents

     Cash and Cash Equivalents - Temporary investments with a maturity of less than three months when purchased are treated as cash


        c. Loss Per Share:


     Basic loss per common share is computed by dividing the loss by the weighted average number of common shares outstanding during the period. During the period from reorganization January 28, 1993 through December 31, 2000, there were no dilutive securities outstanding.

        d. Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Note 3 - Related Party transactions

        a. Office Space

     The Company occupies office space at 68 Schraalenburg Road, Harrington Park, New Jersey for a monthly rental of $250. The Company has accrued rent expense for the years ended December 31, 1999 and 2000 of $3,000 and $3,000 respectively.

        b. Officer Salaries

No officer has received a salary in excess of $100,000.

     For the years ended December 31, 1999 and 2000, the Company has accrued a minimal compensation of $250 per month each as compensation to the President and the Vice President Secretary/Treasurer as consideration for services while the Company is in the development stage of development of an aggregate of $6,000 and $6,000 respectively.

     c. Common Control

     Robert N. Schuck is both the president of the Company and HITK Corporation which holds 1,150,050 shares or 71.5% of the Company's issued and outstanding shares of stock as of September 30, 2000.

     John J. Gitlin is both Vice President and Secretary of the Company and HITK Corporation.

        d. Issuance of Shares of Common Stock

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

Note 6 - Income Taxes

     The Company provides for the tax effects of transactions reported in the financial statements. The provision if any, consists of taxes currently due plus deferred taxes related primarily to differences between the basis of assets and liabilities for financial and income tax reporting. The deferred tax assets and liabilities, if any, represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. As of December 31, 2000, the Company had no material current tax liability, deferred tax assets, or liabilities to impact on the Company's financial position because the deferred tax asset related to the Company's net operating loss carry forward and was fully offset by a valuation allowance.

     At December 31, 2000, the Company has net operating loss carry forwards for income tax purposes of $1,322,518. These carry forward losses are available to offset future taxable income, if any, and expire in the year 2010. The Company's utilization of this carry forward against future taxable income may become subject to an annual limitation due to a cumulative change in ownership of the Company of more than 50 percent.

   The components of the net deferred tax asset as of December 31, 2000 are as follows:

Deferred tax asset:
    Net operating loss carry forward                                   $ 449,656
    Valuation allowance                                               $(449,656)
                                                                      ----------
Net deferred tax asset                                                    $ -0-


     The Company recognized no income tax benefit from the loss generated for the period from the date of inception to December 31, 2000. SFAS No. 109 requires that a valuation allowance be provided if it is more likely than not that some portion or all of a deferred tax asset will not be realized. The Company's ability to realize benefit of its deferred tax asset will depend on the generation of future taxable income. Because the Company has yet to recognize significant revenue from the sale of its products, the Company believes that a full valuation allowance should be provided.

Note 7 - Commitments and Contingencies

     As of December 31, 2000, the Company is not a party of any outstanding contractual agreements.

Note 8 - Business and Credit Concentrations

     The amount reported in the financial statements for cash approximates fair market value. Because the difference between cost and the lower of cost or market is immaterial, no adjustment has been recognized and investments are recorded at cost.

Note 9 - Development Stage Company

     The Company is considered to be a development stage company with little operating history. The Company is dependent upon the financial resources of the Company's management and from the net proceeds of any private placement for its continued existence. The Company will also be dependent upon its ability to raise additional capital to complete is search for a new viable business opportunity, management talent, and working capital to engage in any profitable business activity. Since its reorganization, the Company's activities have been limited to the search for a new viable business opportunity and office space.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on it behalf by the undersigned, thereunto duly authorized.

                              CATHEL PARTNERS. LTD.


Date: May 16, 2001


                              By: /s/Robert Schuck
                              --------------------
                                 Robert Schuck,
                                President and Director

Date: May 16, 2001


                               By: /s/John Gitlin
                               ------------------
                                  John Gitlin,
                Vice President,Secretary, Treasurer and Director