Form 10QSB
period 2000-06-30
CATHEL PARTNERS LTD
filed 2001-05-24
CIK 773430

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                   FORM 10-QSB

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

     For the quarterly period ended June 30, 2000

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

CATHEL PARTNERS, LTD
JUNE 30, 2000 QUARTERLY REPORT ON FORM 10-QSB
TABLE OF CONTENTS

Page Number

Special Note Regarding Forward Looking Information............................ 1

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements...................................................2
Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations................................................. 9
Item 3. Quantitative and Qualitative Disclosures About Market Risk........... 11

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.................................................... 11
Item 2. Changes in Securities and Use of Proceeds............................ 11
Item 3. Defaults Upon Senior Securities...................................... 11
Item 4. Submission of Matters to a Vote of Security Holders...................11
Item 5. Other Information.................................................... 11
Item 6. Exhibits and Reports on Form 8-K..................................... 11

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended June 30, 2000 discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward- looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in "Management's Discussion and Analysis of Financial Condition and Results of Operations".

     In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

PART I - FINANCIAL INFORMATION


Item 1. Financial Statements

     The condensed financial statements for the period ended June 30, 2000 included herein have been prepared by Cathel Partners, Ltd. (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). In the opinion of management, the statements include all adjustments necessary to present fairly the financial position of the Company as of June 30, 2000, and the results of operations and cash flows for the six months and three months periods ended June 30, 1999 and 1998.

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


STATEMENTS

Balance Sheet as of June 30, 2000 and December 31, 1999........................6
Statement of Operations for the three months and
     six months ended June 30, 2000 and 1999.................................. 7
Statement of Cash Flows for the six months ended June 30, 2000 and 1999....... 8
Statement of Stockholders' Equity for the six months ended June 30,  2000..... 9
Notes to Consolidated Financial Statements..................... ..............10

                              CATHEL PARTNERS, LTD.

                                  BALANCE SHEET

                                                                                                       June 30,
                                                                                      December 31,       2000
                                                                                         1999          Unaudited
                                                                                      -----------      ---------
                                     Assets

Current assets
  Cash                                                                                   $273            $331
  Total current assets                                                                    273             331


Total assets                                                                             $273            $331


Liabilities and Stockholders' Equity

Current liabilities
  Accounts payable and accrued expenses                                               $19,771         $12,271
  Total current liabilities                                                            19,771          12,271


Stockholders' equity
     Common Stock authorized 500,000,000 shares, $0.00001 par value each.                   5              37
At  December 31, 1999 and June 30, 2000, there are 469,374 and 3,709,374 shares outstanding respectively .
Additional paid in capital                                                         1,285,279       1,301,447
Deficit accumulated during the development stage                                  (1,304,782)     (1,313,424)
Total stockholders' equity                                                           (19,498)        (11,940)
Total liabilities and stockholders' equity                                              $273            $331




   The accompanying Notes are an integral part of these Financial Statements.

                              CATHEL PARTNERS, LTD.
                             STATEMENT OF OPERATIONS


                                               For the          For the                                          For the period
                                             three months     three months      For the six      For the six    from inception ,
                                                ended            ended         months ended     months ended    June 7, 1985, to
                                               June 30,         June 30,         June 30,         June 30,          June 30,
                                                 1999             2000             1999             2000               2000
                                              Unaudited        Unaudited         Unaudited        Unaudited         Unaudited
                                           ------------        ---------       ------------      -----------     ---------------

Revenue                                         $-0-             $-0-              $-0-            $-0-                $-0-

Costs of goods sold                              -0-              -0-               -0-             -0-                 -0-

Gross profit                                     -0-              -0-               -0-             -0-                 -0-

Operations:
General and administrative                     2,322             3,219           4,518             7,442             1,312,221
  Issuance of shares of common stock                                                               1,200                 1,200
as non cash compensation-officer's
salary
  Depreciation and  amortization                 -0-              -0-               -0-             -0-                -0-
  Total expense                                 2,322            3,219            4,518            8,642             1,313,424

Loss from operations                           (2,322)          (3,219)          (4,518)          (8,642)           (1,313,424)



Net income (loss)                             $(2,322)         $(3,219)         $(4,518)          $(8,642)          $(1,313,424)

Net income (loss) per share -basic             $(0.00)          $(0.00)          $(0.00)           $(0.00)
Number of shares outstanding-basic             469,374         2,283,142         469,374         2,283,142



   The accompanying Notes are an integral part of these Financial Statements.

                              CATHEL PARTNERS, LTD.
                             STATEMENT OF CASH FLOWS

                                                                                                                   For the period
                                                                               For the six        For the six     from inception ,
                                                                              months ended     months ended June  June 7, 1985, to
                                                                                June 30,              30,             June 30,
                                                                                  1999               2000               2000
                                                                                Unaudited          Unaudited          Unaudited
                                                                              ------------     -----------------   ----------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                                $(2,268)           $(8,642)         $(1,313,424)
Adjustments to reconcile net loss to cash used in operating activities
Shares issued for accrued salaries                                                                    1,200                1,200
Depreciation                                                                                             -0-                  -0-
Accounts payable and accrued expenses                                             (2,232)            (7,500)              12,271
TOTAL CASH FLOWS FROM OPERATIONS                                                     (36)           (14,942)          (1,299,953)

CASH FLOWS FROM FINANCING ACTIVITIES
  Sale of common stock                                                                                15,000           1,300,284
TOTAL CASH FLOWS FROM FINANCING ACTIVITIES                                                            15,000           1,300,284

TOTAL CASH FLOWS FROM INVESTING ACTIVITIES

NET INCREASE (DECREASE) IN CASH                                                      (36)                 58                 331
CASH BALANCE BEGINNING OF PERIOD                                                     417                 273                  -0-
CASH BALANCE END OF PERIOD                                                          $309                $331                $331



   The accompanying Notes are an integral part of these Financial Statements.

                              CATHEL PARTNERS, LTD.
                        STATEMENT OF STOCKHOLDERS EQUITY

                                                                                               Deficit
                                    Common Stock       Common Stock    Additional       accumulated during
Date                                                                 paid in capital    development stage      Total
                                    --------------     ------------  ---------------    ------------------     -----

Balance December 31, 1997                  469,374             $5      $1,285,279           $(1,291,867)       $417
Net loss                                                                                            (72)        (72)


Balance December 31, 1998                  469,374              5       1,285,279            (1,291,939)      6,655
Net loss                                                                                        (12,843)    (12,843)


Balance December 31, 1999                  469,374             $5      $1,285,279           $(1,304,782)   $(19,498)

Unaudited
Sale of shares                           3,000,000             30          14,970                             15,000
Issuance of shares for services            240,000              2          $1,198                             $1,200
Net loss                                                                                         (8,642)      (8,642)


Balances June 30, 2000                   3,709,374            $37      $1,301,447           $(1,313,424)    $(11,940)

                                        6

                              CATHEL PARTNERS, LTD.
                          (a development stage company)
                          Notes to Financial Statements
                                  June 30, 2000

Note A - Basis of Reporting

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such statements include all adjustments which are considered necessary for a fair presentation of the financial position of Cathel Partners, Ltd. (the "Company") at June 30, 2000 and the results of its operations, and cash flows for the six-month period then ended. The results of operations for the six-month period ended June 30, 2000 are not necessarily indicative of the operating results for the full year. It is suggested that these financial statements be read in conjunction with the financial statements and related disclosures for the year ended December 31, 1999 included in the Company's Form 10-SB.

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

Note C - Income Taxes

     The Company provides for the tax effects of transactions reported in the financial statements. The provision if any, consists of taxes currently due plus deferred taxes related primarily to differences between the basis of assets and liabilities for financial and income tax reporting. The deferred tax assets and liabilities, if any represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. As of June 30, 2000, the Company had no material current tax liability, deferred tax assets, or liabilities to impact on the Company's financial position because the deferred tax asset related to the Company's net operating loss carryforward and was fully offset by a valuation allowance.

     At June 30, 2000, the Company has net operating loss carry forwards for income tax purposes of $1,313,424. This carryforward is available to offset future taxable income, if any, and expires in the year 2010. The Company's utilization of this carryforward against future taxable income may become subject to an annual limitation due to a cumulative change in ownership of the Company of more than 50 percent.

The components of the net deferred tax asset as of June 30, 2000 are as follows:

Deferred tax asset:
Net operating loss carry forward     $ 446,564
Valuation allowance                  $(446,564)
                                      --------
Net deferred tax asset                 $ -0-
                                      ========


     The Company recognized no income tax benefit for the loss generated in the period from inception, June 7, 1985, to June 30, 2000.

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

Note D - Related Party transactions

     a. Office Space

     The Company occupies office space at 68 Schraalenburg Road, Harrington Park, New Jersey for a monthly rental of $250. The Company has accrued rent expense for the six months ended June 30, 2000 of $750 and $750 respectively.

     b. Officer Salaries

No officer has received a salary in excess of $100,000.

     For the six months ended June 30, 2000, the Company has accrued a minimal compensation of $250 per month respectively each as compensation to the President and the Vice President and Secretary as consideration for services while the Company is in the development stage of development of an aggregate of $4,500 and $2,700 respectively.

c. Common Management

     Robert N. Schuck is both the President of the Company and HITK Corporation which holds 3,250,050 shares or 87.6% of the Company's issued and outstanding shares of stock as of June 30, 2000.

     John J. Gitlin is both the Vice President and Secretary of the Company and HITK Corporation.

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

Item 2. Management's Discussion and Analysis or Plan of Operation.

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

Development stage activities.

     The following discussion relates to the results of our operations to date, and the our financial condition:


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

     We have been a development stage enterprise since our date of inception in 1985 to December 31, 1999. During this period, management had devoted the majority of its efforts to seeking new business opportunities, developing a new business and finding a management team and seeking sufficient working capital through loans and equity through a private placement offering. These activities were funded by our management.

Results of operations.


     For the six months ended June 30, 2000 as compared to the six months ended June 30, 1999

     We have remained inactive. Sales, costs of goods sold, gross profit, operating expenses and net profit were $-0- for both the six months ended June 30, 1999 and 2000. Our activities during the six months ended June 30, 1999 and 2000 consisted of preparing and filing corporate income tax returns and filings for the Securities and Exchange Commission.

     Our general and administrative costs aggregated approximately $8,642 for the six months ended June 30, 2000 as compared to $4,518 for the six months ended June 30, 1999 representing an increase of $4,124. This increase represents professional fees of $3,450 and the accruing of rent of $1,000, officer's salary of $2,700 and office expense of $1,492.

Liquidity And Capital Resources


     As of June 30, 2000, our cash balance was $331 and working capital was negative at ($11,940) consisting of cash of $331 and less accrued liabilities of $12,271.

     Net (loss) from operations amounted to $(8,642) for the six months ended June 30, 2000. Cash was provided through the initial sale of 3,000,000 shares of common stock to HITK Corporation for an aggregate consideration of $15,000 or $.0005 per share. HITK Corporation is under common management control with the principals of the Company.

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

     We believe that we must raise additional cash from either operations or from the personal resources of management to satisfy our funding needs for at least the next 12 months. Thereafter, if cash generated from operations or the personal resources of management is insufficient to satisfy our working capital and capital expenditure requirements, we may be required to sell additional equity or debt securities or obtain additional funds. There can be no assurance that such financing, if required, will be available on satisfactory terms, if at all.
                                       10

     Income tax: As of June 30, 2000, we had a tax loss carry-forward of $1,313,424. Our ability to utilize its tax credit carry-forwards in future years will be subject to an annual limitation pursuant to the "Change in Ownership Rules" under Section 382 of the Internal Revenue Code of 1986, as amended. However, any annual limitation is not expected to have a material adverse effect on our ability to utilize its tax credit carry-forwards.


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